Form 10KSB
period 2006-12-31
RED CARPET ENTERTAINMENT INC
filed 2007-04-02
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                 to

Commission File Number: 000-52450

Red Carpet Entertainment, Inc.
(Exact name of registrant as specified in its charter)
Nevada	01-0670370
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Corporate Pointe, Suite 300, Culver City, California, 90230	90230
(Address of principal executive offices)	(Zip Code)
(310) 590-4589
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2007, approximately $316,250.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 30, 2007, there were 3,842,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                [  ] Yes        [ x ] No

PART I

Item 1. Description of Business.

Background. We were incorporated under the laws of the State of Nevada on April 8, 2002, under the name Red Carpet Entertainment, Inc. From our inception on April 8, 2002, until our acquisition of Landes Daily, Inc., on June 30, 2005, we were engaged in event planning, especially for weddings and other family events, all types of corporate events, and special access to nightclubs, restaurants and other VIP entertainment or sporting venues and events. On June 30, 2005, we entered into a stock purchase agreement pursuant to which we issued 3,800,000 shares of our common stock to Rich Landes and Renee Raimondi in exchange for the majority interest of Landes Daily, Inc., which manufactured and sold an apparel line. On June 6, 2006, all of the parties agreed to rescind the stock purchase agreement and those 3,800,000 shares of our common stock were returned to us and cancelled. We are no longer operating the event planning business or the apparel business.

Business. We are an independent film production company that plans to develop, produce, market, and distribute low budget film and video productions. We are currently seeking to acquire properties from independent writers, directors, and producers. We plan to produce the projects and maintain ownership of the films with the intent of building a library and licensing the rights to those films. If we are unable to license the rights to third parties, we may distribute our films directly to the international and domestic markets on DVDs or via the internet.

We also intend to build our library of film and video content by acquiring film rights at prices that we believe are significantly discounted through foreclosure sales held by the Screen Actors Guild, Inc. In December 2006, we purchased from the Screen Actors Guild, Inc. all ownership rights to a short film titled “Swallow,” which premiered at the Sundance Film Festival in 2003 and was directed and written by Frank Flowers who was awarded the HBO “Director to Watch” Award in 2006. In addition, HBO awarded the 2003 HBO Short Film Award to Frank Flowers for “Swallow.” The film has aired periodically on HBO from the fall of 2003 to the fall of 2006. The plot revolves around a Florida high school senior, who takes assignment as a cocaine mule because he is lacking the grades and money for college. We intend to begin researching opportunities to license that film to third parties.

Industry. The major studios dominate the motion picture industry in the United States by controlling the distribution of films that they produce as well as films that are produced by independent studios. These major studios include the following:

•	The Walt Disney Company;
•	Sony Pictures Entertainment;
•	Paramount Pictures;
•	Twentieth Century Fox Film Corporation; and
•	Universal Studios.

Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offset the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

As the major studios have begun producing a smaller number of films each year, many smaller, independent film production companies have emerged and have had success in producing low budget motion pictures. We believe that increasing commercial success of independent films illustrates the increasing demand for low-budget, independent films in both the international and domestic markets.

We also believe that the digital video and the internet have created the possibility for low-budget motion picture production as films can be inexpensively produced and distributed through DVD as well broadcast via the internet.

Suppliers. We intend to continue to acquire film rights at prices that we believe are significantly discounted through auctions through foreclosure sales held by the Screen Actors Guild, Inc. The Screen Actors Guild, Inc. holds auctions where they sell the rights to certain films that the Screen Actors Guild, Inc. has foreclosed on as a secured party. We believe that we will be able to continue to acquire film rights at prices that we believe are significantly discounted through those auctions.

We have also identified a pool of independent or freelance screenwriters for our film projects. We do not anticipate paying more than the minimum payments set by the Writers Guild of America, for the development of any script or treatment and for any specific project that reaches production. The Writers Guild of America minimum pay varies according to each project’s budget and various other factors determined by the Writers Guild of America.

Growth Strategy. We plan to grow our operations through the funding of projects from proceeds of previous productions, and through the growth of our library of films. We believe that we will be able to generate additional revenues by increasing the size of our library, thereby increasing the number of films that we can license to thirds parties. We intend to look for opportunities to acquire libraries of films from other companies. We also believe that there may be opportunities to enter into joint venture agreements with companies that hold libraries of films that are currently not licensed. In addition to continually seeking out and evaluating new projects of merit, we may consider the acquisition of other production companies operating in a similar space.

Competition. We compete with the major studios that dominate the motion picture industry in the United States, such as The Walt Disney Company, Sony Pictures Entertainment, Paramount Pictures, Twentieth Century Fox Film Corporation and Universal Studios. In addition to competing with the major film studios that dominate the motion picture industry, we will also compete with numerous independent motion picture production companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with talent in all areas of motion picture production. We cannot and do not intend to compete with either the large or mid-sized companies. We are also at a significant competitive disadvantage within the movie industry because we have not previously produced and distributed any films and have limited capital resources.

Our ability to compete will depend on our ability to obtain a library of films at prices that we believe are significantly discounted through auctions through foreclosure sales held by the Screen Actors Guild, Inc. We believe we will be able to compete effectively in that area.

Website. Our website is located at www.rcefilms.com. Our current website provides a description of our business together with our contact information including our address, telephone number and e-mail address.

Government Regulation. Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. The Motion Picture Association of America, an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the federal government may assist in these investigations and related criminal prosecutions. The Code and Ratings Administration of the Motion Picture Association also assigns ratings indicating age-group suitability for theatrical distribution of motion pictures.

In addition, we are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section.

Intellectual Property. We recently purchased and currently own all copyrights and copyrightable interests in the short film titled “Swallow” which was produced by Frank Flowers and New Gold Dream Pictures, Inc. The plot revolves around a Florida high school senior, who takes assignment as a cocaine mule because he lacks the grades and money for college.

We intend to copyright all screenplays, project treatments, and other original material that we produce. We also intend to use copyrights issued and maintained by the Copyright Office of the Library of Congress as the primary form of protection for all original works of authorship, including literary, dramatic, musical, artistic, and certain other intellectual works, both published and unpublished. The 1976 Copyright Act allows us the exclusive right to reproduce the copyrighted work, to prepare derivative works, to distribute the copyrighted work, to perform the copyrighted work, and to display the copyrighted work publicly. We will also register applicable screenplays and scripts with the Writers Guild of America.

We also currently own the web domain www.rcefilms.com, which provides information regarding our business as well as contact information including our address, telephone number and e-mail address. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

We may also protect various other words, names, symbols, and devices that are used with goods produced by us to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of our services through the use of service marks. These would include “rce films” and our logo. We have not filed applications to protect any other trade or service marks. We cannot guaranty we will receive such trade or service mark protection if we make an application.

Research and Development. We are not currently conducting any research and development activities other than the development of our website. We believe that the total cost for the development of our website will be no more than $1,500. We do not anticipate conducting such activities in the near future.

Employees. As of March 29, 2007, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing, producing and promoting any motion pictures that we produce. We are not a party to any employment agreements. Films produced by the major studios and independent production companies in the United States generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements.

Our Facilities. Our offices are located at 400 Corporate Pointe, Suite 300, Culver City, California 90230. We pay $300 per month on a month to month basis. We believe that our facilities are adequate for our needs. We do not own any real estate.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on April 8, 2002. Our lack of operating history in the film industry makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We will need to raise additional capital to fund our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To develop, produce, market, and distribute a low budget film, we will be required to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on producing a low budget film and acquiring titles at auction. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our operations.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2006, our net loss since inception was $307,653. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not developed or licensed any films, and we cannot guaranty that any will be completed or licensed. The success of our business operations will depend upon our ability to obtain additional film rights and market and license those rights to third parties. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

Our business may suffer due to illegal replication of films that we produce or our own unintentional infringement upon other’s proprietary interests.

We plan to copyright and trademark all of our film properties and projects. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We may also distribute our products in other countries in which there is only limited copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions. Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources. We do not have the financial resources to protect our rights to the same extent as major studios and our efforts to protect our intellectual property may not be adequate.

One of the risks of the film production business is the possibility of claims that our productions infringe on the intellectual property rights of third parties with respect to previously developed films, stories, characters or other entertainment. We cannot guaranty that infringement claims will not be asserted or prosecuted against us. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources with respect to the defense thereof. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms or at all.

Our company is susceptible to industry trends and general economic conditions, which may hinder our ability to successfully produce and market our films.

The film production business is capital intensive and affected by changes in the general economy, interest rates, availability of capital, and the film/entertainment industry. We may not be able to actually develop, produce, market and distribute a film.

Because the film making industry is inherently risky, our films may fail under a number of different scenarios.

We believe that all of our operating revenue will be derived from the production and licensing of films. The film and television industries are highly speculative and involve a substantial degree of risk. Each film is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable. We cannot guaranty the financial success of any film. Even if a production is a critical or artistic success, it may not be profitable.

Relatively few films return a profit to investors, and we cannot guaranty that a film will recoup its production or acquisition costs. There is a high degree of risk that any motion picture we produce will not return all or any portion of our investment.

If we are unable to compete effectively in the film industry, our business will fail.

The motion picture and film industry is extremely competitive. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. We compete with several “major” film studios which are dominant in the motion picture industry, as well as with numerous independent motion picture and television production companies, television networks, and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Many of the organizations with which we compete have significantly greater financial and other resources than we do. The majors are typically large, diversified entertainment concerns or subsidiaries of diversified corporations which have strong relationships with creative talent, exhibitors, and others involved in the entertainment industry, and whose non-motion picture operations provide stable sources of earnings that offset variations in the financial performance of their motion picture operations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to begin generating revenues. In the absence of significant revenues and profits, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities or debt financings. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to Owning Our Common Stock:

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

One of our officers and our sole director owns approximately 65.3% of our outstanding shares of common stock, allowing him to control matters requiring approval of our shareholders.

One of our officers and our sole director beneficially owns, in the aggregate, approximately 65.3% of our outstanding shares of common stock. Such concentrated control of the company may negatively affect the price of our common stock. This individual can control matters requiring approval by our security holders, including the election of directors.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock is subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of December 31, 2006 and 2005, we held no real property and do not presently own any interests in real estate.

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate.

Our Facilities. Our offices are located at 400 Corporate Pointe, Suite 300, Culver City, California 90230. We pay $300 per month on a month to month basis. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We became a reporting company pursuant to the Securities and Exchange Act of 1934 on February 6, 2007, when our registration statement on Form SB-2, as amended, was declared effective. As a reporting company with the Securities and Exchange Commission, the public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Market Information. Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. As a reporting company, we will file an annual report on Form 10-KSB, which will include audited financial statements.

As of March 29, 2007, there were 35 record holders of our common stock.

There are 632,500 outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have agreed to register for sale 700,000 shares of common stock held by two of our shareholders. We registered 100,000 shares for each of those shareholders in our registration statement on Form SB-2, which became effective on February 6, 2007.

Dividend Policy. There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three years, which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On June 30, 2005, we sold 350,000 shares of our common stock to one investor at $0.50 per share or gross proceeds of $175,000. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.

On June 30, 2005, we sold 350,000 shares of our common stock to one investor at $0.50 per share, or gross proceeds of $175,000. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2006, for the sale of registered securities.

Penny stock regulation. Shares of our common stock will probably be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Equity Compensation Plans. We have no securities authorized for issuance under any equity compensation plans.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included in this report.

For the year ended December 31, 2006 as compared to the same period ended December 31, 2005.

Results of Operations.

Revenues. We no revenues for the year ended December 31, 2006, nor did we generate revenues for the year ended December 31, 2005. We hope to generate revenues as we implement our business plan adopted in June 2006.

Operating Expenses. For the year ended December 31, 2006, our total operating expenses were $44,571, as compared to $0 total operating expenses for the year ended December 31, 2005. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and in preparing our Registration Statement on Form SB-2. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the year ended December 31, 2006, we had legal and professional expenses of $41,573, rent expenses of $2,175, and general and administrative expenses of $832. We incurred legal and profession expenses in preparing our Registration Statement on Form SB-2 which was filed in December 2006. We had no expenditures in these categories for the year ended December 31, 2005.

Other Income. For the year ended December 31, 2006, we also had other income of $790, which was interest income from cash we deposited in a money market account. We had no other income for the year ended December 31, 2005.

Net Income or Loss. For the year ended December 31, 2006, our net loss from operations before provision for income taxes of $800 was $43,781, making our net loss $44,581. We also had $193,343 in discontinued operations which was due to a note from Landes Daily, Inc. that was deemed uncollectible and written-off. This is in comparison to the year ended December 31, 2005, where our net loss of $30,294. The increase in our net loss for the year ended December 31, 2006, was due an increase in operating expense between the two periods, and discontinued operations related to Landes Daily, Inc. as discussed above.

Liquidity and Capital Resources.  In June 2005, we raised $350,000 in a private placement in exchange for 700,000 shares of our common stock. We used a significant portion of those proceeds to pay for certain expenses related to the apparel business of Landes Daily, Inc. During 2005 and 2006, we loaned a total of approximately $193,343 to Landes Daily, Inc. in conjunction with operating the apparel business of Landes Daily, Inc. Landes Daily, Inc. executed a promissory note with us for the funds that we had loaned. The note bore annual interest of five percent (5%) and was due and payable on demand. We have previously attempted collection on the loan receivable to help improve our liquidity position. We do not expect that Landes Daily, Inc. will be able to repay the loan in the near future, if ever.  Accordingly, in September 2006, the note was deemed uncollectible and written-off as bad debt expense. We do not anticipate that we will expend any significant amount of funds and resources in attempting further collection of the note as we do not believe we will be able to collect on the note

During 2006, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must continue to acquire films at prices that we believe are significantly discounted and begin researching market opportunities for licensing the film rights. With our recent purchase of the short film titled “Swallow”, we believe we can begin researching opportunities to license that film to third parties. We also intend to look for opportunities to acquire libraries of films from other companies. We have had informal discussions with a company that owns a library of films that may be interested in entering into a joint venture agreement, whereby we would endeavor to license their films rights to third parties. In addition, we are also continually seeking out and evaluating new projects that we may be able to produce.

During the next three to six months, our primary objective is to acquire additional films at prices that we believe are significantly discounted and begin researching market opportunities for licensing the film rights. During the next six to twelve months, we hope to own a library of at least ten films so that we can actively market and license those films and begin generating revenues. We believe that we will need to spend approximately $25,000 to $50,000 to acquire at least ten films. In order to acquire more than ten films, we will need to raise additional capital. Our officers are responsible for acquiring the films that we hope to acquire and for researching potential opportunities to license those films to third parties. We may also work with independent sales agents who will look for opportunities to license the films that we acquire.

We had cash of $125,267 as of December 31, 2006. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities other than the development of our website which we expect the total cost to be approximately $1,500. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002)
THROUGH DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Carpet Entertainment, Inc.
Culver City, California

We have audited the accompanying balance sheets of Red Carpet Entertainment, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (April 8, 2002) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Carpet Entertainment, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from inception (April 8, 2002) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

Irvine, California
February 23, 2007

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
Current assets
Cash	$125,267	$210,872

Total current assets	125,267	210,872

Other assets
Investment	-	128,245
Film costs	5,500	-
Deposits	300	-

Total assets	$131,067	$339,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$66,490	$38,221
Income taxes payable	3,305	3,350

Total current liabilities	69,795	41,571

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares
authorized, 3,842,500 shares issued and outstanding	3,842	3,842
Additional paid-in capital	365,083	363,433
Deficit accumulated during the development stage	(307,653)	(69,729)

Total stockholders’ equity	61,272	297,546

Total liabilities and stockholders’ equity	$131,067	$339,117

See accompanying notes to financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH
DECEMBER 31, 2006

			Inception
			(April 8, 2002)
	Year Ended December 31,		to December 31,
	2006	2005	2006

Net revenue	$-	$-	$-

Operating expenses
Legal and professional	41,573	-	41,573
Rent	2,175	-	2,175
General and administrative	823	-	823

Total operating expenses	44,571	-	44,571

Other income (expense)
Interest income	790	-	790

Loss from continuing operations
before income taxes	(43,781)	-	(43,781)

Provision for income taxes	800	-	800

Loss from continuing operations	(44,581)	-	(44,581)

Discontinued operations	(193,343)	(30,294)	(263,072)

Net loss	$(237,924)	$(30,294)	$(307,653)

Net loss per common share from
continuing operations - basic and diluted	$(.01)	$-	$(.01)

Net loss per common share from
discontinued operations - basic and diluted	$(.05)	$(.01)	$(.08)

Weighted average of common shares - basic and diluted	3,842,500	3,492,500	3,338,722

See accompanying notes to financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH
DECEMBER 31, 2006

				Deficit
	Common Stock		Additional	Accumulated During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, April 8, 2002	-	$-	$-	$-	$-

Issuance of common stock, April 9, 2002	2,500,000	2,500	2,500	-	5,000

Issuance of common stock, May 25, 2002	130,000	130	1,170	-	1,300

Issuance of common stock, June 7 - 30, 2002	512,500	512	4,613	-	5,125

Additional paid-in capital in exchange for
facilities provided by related party	-	-	1,350	-	1,350

Net loss	-	-	-	(12,982)	(12,982)

Balance, December 31, 2002	3,142,500	3,142	9,633	(12,982)	(207)

Additional paid-in capital in exchange for
facilities provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(14,808)	(14,808)

Balance, December 31, 2003	3,142,500	3,142	11,433	(27,790)	(13,215)

See accompanying notes to financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH
DECEMBER 31, 2006

	Common Stock		Additional	Accumulated During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(11,645)	(11,645)

Balance, December 31, 2004	3,142,500	3,142	13,233	(39,435)	(23,060)

Issuance of common stock, June 30, 2005	700,000	700	349,300	-	350,000

Additional paid-in capital in exchange for
facilities provided by related party	-	-	900	-	900

Net loss	-	-		(30,294)	(30,294)

Balance, December 31, 2005	3,842,500	3,842	363,433	(69,729)	297,546

Additional paid-in capital in exchange for
facilities provided by related party	-	-	1,650	-	1,650

Net loss	-	-	-	(237,924)	(237,924)

Balance, December 31, 2006	3,842,500	$3,842	$365,083	$(307,653)	$61,272

See accompanying notes to financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH
DECEMBER 31, 2006

			Inception
	Years Ended December 31,		(April 8, 2002) to December 31,
	2006	2005	2006

Cash flows from operating activities
Net loss	$(237,924)	$(30,294)	$(307,653)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Cost of services paid for with common stock	-	-	1,300
Additional paid-in capital in exchange for
facilities provided by related party	1,650	900	7,500
Loss on discontinued operations	193,343	-	263,072
Changes in operating assets and liabilities
Increase in film costs	(5,500)	-	(5,500)
Increase in deposits	(300)	-	(300)
Increase in accounts payable and accrued expenses	28,269	17,561	66,490
(Decrease) increase in income taxes payable	(45)	950	3,305

Net cash used in operating activities	(20,507)	(10,883)	28,214

Cash flows from investing activities
Investments in discontinued operations	(65,098)	(128,245)	(263,072)

Net cash used in investing activities	(65,098)	(128,245)	(263,072)

Cash flows from financing activities
Proceeds from issuance of common stock	-	350,000	360,125

Net cash provided by financing activities	-	350,000	360,125

Net increase (decrease) in cash	(85,605)	210,872	125,267

Cash, beginning of period	210,872	-	-

Cash, end of period	$125,267	$210,872	$125,267

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Red Carpet Entertainment, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 and was incorporated under the laws of the State of Nevada on April 8, 2002. For the years ended December 31, 2006 and 2005, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an independent film production company headquartered in Culver City, California, that plans to develop, produce, market and distribute low budget film and video productions. The Company is currently seeking to acquire properties from independent writers, directors and producers with plans to produce these projects and maintain ownership of the films with the intent of building a library and licensing the rights to those films. If the Company is unable to license the rights to third parties, the films may be distributed directly to the international and domestic markets on DVDs or via the internet.

Prior to the commencement of its current operations, in 2005, the Company was developing an organization as a specialty apparel manufacturer. The Company disposed of this line of business in 2006. From inception (April 8, 2002) through 2004, the Company was developing an organization as a full service special event planning and management company specializing in weddings and special occasions. The Company disposed of this line of business in 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet. The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Film Costs

Pursuant to AICPA Statements of Position (SOP) No. 00-2, “Accounting by Producers or Distributors of Films”, film costs are capitalized and carried as an asset. Such costs are amortized using the individual-film-forecast method, whereby periodic amortization is determined by multiplying the balance in unamortized film costs by the ratio that current period revenue bears to estimated remaining total revenue. Participation costs are accrued using the same method. Publicity, promotion, and marketing costs are charged against income as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are changed to expense as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with AICPA Statements of Position (SOP) No. 00-2, “Accounting by Producers or Distributors of Films”. Revenue is recognized from a sale or licensing arrangement of a film when (a) persuasive evidence of a sale or licensing arrangement with a customer exists, (b) the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery, (c) the license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale, (d) the arrangement fee is fixed or determinable, and (e) collection of the arrangement fee is reasonably assured.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A flat fee for licensing a film is recognized as revenue when the film is delivered and the licensing period begins. Revenue from a variable fee arrangement, for which the Company receives a percentage of the licensee’s gross receipts, is recognized as the customer exhibits the film. Revenue from licensing arrangements to market film-related products is recognized when the film itself is released.

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. From inception (April 18, 2002) through December 31, 2006, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

SFAS No. 153 - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29” (SFAS 153). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company adopted the new standard in the first interim period beginning after June 15, 2005. The impact of the adoption of SFAS 153 is not material to the Company’s overall results of operations or financial position.

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company adopted the new standard for the year ended December 31, 2006. The impact of the adoption of FIN 47 is not material to the Company’s overall results of operations or financial position.

SFAS No. 154 - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the new standard for the year ended December 31, 2006. The impact of the adoption of SFAS 154 is not material to the Company’s overall results of operations or financial position.

SFAS No. 155 - In February 2006, FASB issued Statement 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

SFAS No. 156 - In March 2006, the FASB issued Statement 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

FASB Interpretation No. 48 - In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 157 - In September 2006, the FASB issued Statement 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $307,653 from inception (April 8, 2002) through December 31, 2006.

The Company is subject to those risks associated with development stage companies. The Company has sustained losses since inception and additional debt or equity financing may be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.	CONCENTRATION OF CREDIT RISK

The Company maintains all of its cash deposits in a single bank account, which at times has exceeded federally insured limits. Bank balances totaling approximately $21,000 at December 31, 2006 were not insured. The Company has not experienced any losses with respect to its cash balances.

4.	PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consists of website development costs. These costs are being depreciated on a straight-line basis over its estimated useful life of three years. There was no depreciation expense incurred during the years ended December 31, 2006 and 2005.

5.	FILM COSTS

Film costs are recorded at their cost to the Company. In December 2006, the Company acquired the ownership rights of a short film in exchange for cash consideration of $5,500. The Company will amortize film costs when the films are released and the entity begins to recognize revenue from the film.

6.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors. As such, there is no accrual for wages or compensated absences as of December 31, 2006.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

7.	COMMON STOCK

On April 9, 2002, the Company issued 2,500,000 shares of its common stock to its officers for cash of $5,000 which was considered a reasonable estimate of fair value.

On May 25, 2002, the Company issued 130,000 shares of its common stock to various individuals for legal services in connection with the initial start-up costs incurred for $1,300.

On July 28, 2002, the Company completed a “best efforts” offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on May 28, 2002, the Company issued 512,500 shares of its common stock at $.01 per share for a total of $5,125.

On July 30, 2005, the Company performed a private placement and issued 700,000 shares of its common stock at $0.50 per share for a total of $350,000.

8.	PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $300,000, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2026. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

9.	DISCONTINUED OPERATIONS

During 2006, the Company abandoned its apparel business. A loss on operating results for this business in the aggregate amount of approximately ($267,000) had been reclassified and presented as a single line item in the statement of operations.

During 2004, the Company abandoned its special event planning and management business. A gain on operating results for this business in the amount of approximately $4,000 has been reclassified and presented as a single line item in the statements of operations.

10.	SUBSEQUENT EVENT

In December 2006, the Company submitted its Registration Statement on Form SB-2 for the registration of 842,500 shares of its outstanding common stock. On February 6, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

Item 8. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

Effective March  1, 2006, we dismissed Hall and Company CPAs, Inc., which audited our financial statements for the fiscal years ended December 30, 2004 and 2003, and appointed Mendoza Berger & Company as our new independent registered public accounting firm. The reports of Hall and Company CPAs, Inc. for these fiscal years did not contain an adverse opinion or disclaimer of opinion but did contain an uncertainty about our ability to continue as a going concern. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through March  1, 2006, the date of dismissal, there were no disagreements with Hall and Company CPAs, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hall and Company CPAs, Inc. would have caused it to make reference to such disagreements in its reports.

Our audited financial statements for the years ended December 31, 2006 and 2005 have been audited by Mendoza Berger & Company. Our unaudited financial statements for the nine months ended September 30, 2006, have been reviewed by Mendoza Berger & Company. Hall and Company CPAs, Inc. was not involved in any way with the review of the unaudited financial statements for the nine months ended September 30, 2006, or the audit by Mendoza Berger & Company of the financial statements for the years ended December 31, 2005 and 2004. We have authorized Hall and Company CPAs, Inc. to discuss any matter relating to us and our operations with Mendoza Berger & Company.

The change in our independent registered public accounting firm was recommended and approved by our board of directors since we do not have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Mendoza Berger & Company regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2005, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B. Other Information.

None.
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our executive officers and director.

Name	Age	Position
Chris Johnson	33	President, Secretary and Director
Ursula Sherwood	27	Chief Financial Officer

Chris Johnson. Mr. Chris Johnson has been our President and Secretary since June 2006 and one of our directors since our inception. From 2002 to June 2005, Mr. Johnson also served our President and Secretary. From 2004 to the present, Mr. Johnson has been the senior account manager at Smart Modular Technologies, which is a manufacturer of flash media and computer memory products. Mr. Johnson is responsible for marketing and sales to large corporation accounts. From 2000 to 2004, Mr. Chris Johnson was employed by ADP as a Major Accounts District Managerresponsible for covering Greater Los Angeles area.  Prior to that, from 1997 to 2000, Mr. Johnson worked at SimpleTech, Inc., as a Territory Sales Manager, where his promotional work was performed in several different vertical markets, such as government, aerospace, e-commerce and retail. From 1996 to 1997, Mr. Johnson was a Sales Field Manager for Miller Brewing Company, and from 1994 to 1996, he was employed by Inter Play Productions in Marketing. Mr. Johnson studied business at Rancho Santiago College, focusing on marketing and advertising. Mr. Johnson is not an officer or director of any reporting company.

Ursula Sherwood. Ms. Sherwood has been our Chief Financial Officer since December 2006. From July 2005 to 2006, Ms. Sherwood was our principal accountant as well as the principal accountant for Landes Daily, Inc., the fashion apparel line that we had operated. From 2001 to 2006, Ms. Sherwood attended the University of California, Los Angeles, and graduated in 2006 with Bachelor of Science in history and a minor in political science. Ms. Sherwood is not an officer or director of any reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Chris Johnson’s term of office expires on April 9, 2007. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Audit Committee and Audit Committee Financial Expert. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. As of March 29, 2007, Ursula Sherwood, our chief financial officer, is paid approximately $350 per month for the three months of 2007. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the years ending December 31, 2005 and 2006. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Chris Johnson president, secretary	2006	None	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None	None
Ursula Sherwood, chief financial officer	2006	None	None	None	None	None	None	None	None
Renee Raimondi, former officer	2005	None	None	None	None	None	None	None	None
Rich Landes, former officer	2005	None	None	None	None	None	None	None	None
Stephen Johnson, former officer	2005	None	None	None	None	None	None	None	None

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2006, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Chris Johnson president, secretary	0	0	0	0	0	0	0	0	0
Ursula Sherwood, chief financial officer	0	0	0	0	0	0	0	0	0

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on April 8, 2002.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Chris Johnson	0	0	0	0	0	0	0
Ursula Sherwood	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Chris Johnson Red Carpet Entertainment, Inc. 400 Corporate Pointe, Suite 300 Culver City, California 90230	2,510,000 shares(1), president, secretary, director	65.3%
Common Stock	Ursula Sherwood Red Carpet Entertainment, Inc. 400 Corporate Pointe, Suite 300 Culver City, California 90230	no shares, chief financial officer	0%
Common Stock	Anderson Hinsch c/o Red Carpet Entertainment, Inc. 400 Corporate Pointe, Suite 300 Culver City, California 90230	350,000 shares	9.1%
Common Stock	Elite Media Assets Limited (2) c/o Red Carpet Entertainment, Inc. 400 Corporate Pointe, Suite 300 Culver City, California 90230	350,000 shares	9.1%
Common Stock	All directors and named executive officers as a group	2,510,000 shares	65.3%
(1) Includes 20,000 shares of common stock held by Lissa Johnson, who is the spouse of Chris Johnson, our President, Secretary and one of our directors. Chris Johnson is deemed to beneficially own those shares.
(2) Clifford Ng has sole voting and investment control over the securities held by Elite Media Assets Limited.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

In April 2002, we issued 1,250,000 shares of our common stock to Chris Johnson and 1,250,000 shares of our common stock to Stephen Johnson, who were our founders and were our officers and directors at inception and through 2005. These shares were issued in exchange for expenses of $2,500 related to our incorporation, or $0.002 per share, which represented the fair market value on the date of issuance.

From our inception through June 2005, Chris Johnson, one of our directors, provided approximately 150 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $150 per month. Total rent expense incurred to this related party amounted to $1,800 and $800 for the years ended December 31, 2005 and 2004, respectively.

There are no written agreements for the transactions disclosed in this section.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
* Included in Registration Statement on Form SB-2 filed on December 28, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $21,159 and $10,687, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2005, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees." For the fiscal year ended December 31, 2006, we were billed a total of $2,827  by a separate accountant for consulting services relating to the preparation of the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2006 and December 31, 2005, our principal accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid the following amounts: $0 and $3,277, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in Culver City, California, on March 30, 2007.

Red Carpet Entertainment, Inc., a Nevada corporation

By:	/s/ Chris Johnson
Name: Chris Johnson
Its: Principal Executive Officer, President, Director

By:	/s/ Ursula Sherwood
Name: Ursula Sherwood
Its: Principal Accounting Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Chris Johnson	March 30, 2007
Name: Chris Johnson Its: director