Form 10QSB
period 2007-03-31
RED CARPET ENTERTAINMENT INC
filed 2007-05-14
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission File Number: 000-52450

Red Carpet Entertainment, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	01-0670370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Corporate Pointe, Suite 300, Culver City, California, 90230
(Address of principal executive offices)

(310) 590-4589
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2007, there were 3,842,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	March 31, 2007	December 31, 2006
	(Unaudited)
Current assets
Cash	$82,303	$125,267
Prepaid expenses	9,000	-
Income tax receivable	147	-

Total current assets	91,450	125,267

Other assets
Film costs	5,500	5,500
Deposits	300	300

Total assets	$97,250	$131,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,342	$66,490
Income taxes payable	-	3,305

Total current liabilities	82,342	69,795

Stockholders’ equity
Preferred stock, $.001 par value; 5,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000
shares authorized, 3,842,500 shares issued and outstanding	3,842	3,842
Additional paid-in capital	365,083	365,083
Deficit accumulated during the development stage	(354,017)	(307,653)

Total stockholders’ equity	14,908	61,272

Total liabilities and stockholders’ equity	$97,250	$131,067

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE
PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH MARCH 31, 2007
(Unaudited)

			Inception
			(April 8, 2002)
	Three Months Ended March 31,		to March 31,
	2007	2006	2007

Net revenue	$-	$-	$-

Operating expenses
Legal and professional	40,747	7,112	82,320
Rent	900	450	3,075
General and administrative	4,666	30	5,489

Total operating expenses	46,313	7,592	90,884

Other income (expense)
Interest income, net	749	-	1,539

Loss from continuing operations before income taxes	(45,564)	(7,592)	(89,345)

Provision for income taxes	800	-	1,600

Loss from continuing operations	(46,364)	(7,592)	(90,945)

Discontinued operations	-	-	(263,072)

Net loss	$(46,364)	$(7,592)	$(354,017)

Net loss per common share from continuing operations - basic and diluted	$(.01)	$-	$(.03)

Net loss per common share from discontinued operations - basic and diluted	$-	$-	$(.08)

Weighted average of common shares - basic and diluted	3,842,500	3,842,500	3,363,689

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH MARCH 31, 2007
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, April 8, 2002	-	$-	$-	$-	$-

Issuance of common stock, April 9, 2002	2,500,000	2,500	2,500	-	5,000

Issuance of common stock, May 25, 2002	130,000	130	1,170	-	1,300

Issuance of common stock, June 7 - 30, 2002	512,500	512	4,613	-	5,125

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,350	-	1,350

Net loss	-	-	-	(12,982)	(12,982)

Balance, December 31, 2002	3,142,500	3,142	9,633	(12,982)	(207)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(14,808)	(14,808)

Balance, December 31, 2003	3,142,500	3,142	11,433	(27,790)	(13,215)

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH MARCH 31, 2007
(Unaudited)

				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(11,645)	(11,645)

Balance, December 31, 2004	3,142,500	3,142	13,233	(39,435)	(23,060)

Issuance of common stock, June 30, 2005	700,000	700	349,300	-	350,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss	-	-		(30,294)	(30,294)

Balance, December 31, 2005	3,842,500	3,842	363,433	(69,729)	297,546

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,650	-	1,650

Net loss	-	-	-	(237,924)	(237,924)

Balance, December 31, 2006	3,842,500	$3,842	$365,083	$(307,653)	$61,272

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH MARCH 31, 2007
(Unaudited)

				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Net loss	-	-	-	(46,364)	(46,364)

Balance, March 31, 2007	3,842,500	$3,842	$365,083	$(354,017)	$14,908

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE
PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH DECEMBER 31, 2006
(Unaudited)

			Inception
			(April 8, 2002)
	Three Months Ended March 31,		to March 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(46,364)	$(7,592)	$(354,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	1,300
Additional paid-in capital in exchange for facilities provided by related party	-	450	7,500
Loss on discontinued operations	-	-	263,072
Changes in operating assets and liabilities
Increase in prepaid expenses	(9,000)	-	(9,000)
Increase in income tax receivable	(147)	-	(147)
Increase in film costs	-	-	(5,500)
Increase in deposits	-	-	(300)
Increase (decrease) in accounts payable and accrued expenses	15,852	(312)	62,342
(Decrease) in income taxes payable	(3,305)	-	-

Net cash used in operating activities	(42,964)	(7,454)	(34,750)

Cash flows from investing activities
Investments in discontinued operations	-	(65,098)	(263,072)

Net cash used in investing activities	-	(65,098)	(263,072)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	360,125

Net cash provided by financing activities	-	-	360,125

Net increase (decrease) in cash	(42,964)	(72,552)	125,267

Cash, beginning of period	125,267	210,872	-

Cash, end of period	$82,303	$138,320	$62,303

Supplemental disclosure of cash flow information
Income taxes paid	$4,105	$-	$4,105
Interest paid	$320	$-	$320

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Red Carpet Entertainment, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 and was incorporated under the laws of the State of Nevada on April 8, 2002. For the three months ended March 31, 2007, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to condensed consolidated financial statements included in the Annual report on Form 10-KSB of Red Carpet Entertainment, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these condensed consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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
MARCH 31, 2007 AND 2006
(Unaudited)

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

Film Costs

Pursuant to AICPA Statements of Position (SOP) No. 00-2, “Accounting by Producers or Distributors of Films”, film costs and film library are capitalized and carried as an asset. Such costs are amortized using the individual-film-forecast method, whereby periodic amortization is determined by multiplying the balance in unamortized film costs by the ratio that current period revenue bears to estimated remaining total revenue. Participation costs are accrued using the same method. Publicity, promotion, and marketing costs are charged against income as incurred.

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

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. From inception (April 18, 2002) through March 31, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company adopted the new standard for the year ended December 31, 2006. The impact of the adoption of FIN 47 is not material to the Company’s overall results of operations or financial position.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

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

SFAS No. 155 - In February 2006, FASB issued Statement 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company adopted the new standard beginning January 1, 2007. The impact of the adoption of SFAS 155 is not material to the Company’s overall results of operations or financial position.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 156 - In March 2006, the FASB issued Statement 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company adopted the new standard beginning January 1, 2007. The impact of the adoption of SFAS 156 is not material to the Company’s overall results of operations or financial position.

FASB Interpretation No. 48 - In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the new standard beginning January 1, 2007. The impact of the adoption of FIN 48 is not material to the Company’s overall results of operations or financial position.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

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
MARCH 31, 2007 AND 2006
(Unaudited)

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $354,017 from inception (April 8, 2002) through March 31, 2007.

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

Film costs are recorded at their cost to the Company. In December 2006, the Company acquired the ownership rights of a previously released short film in exchange for cash consideration of $5,500. The Company will amortize film costs based on the individual-film-forecast method when the films are released and the entity begins to recognize revenue from the film and as that actual revenue bears in relationship to the estimated ultimate revenue expected over the release period in accordance with SOP 00-2..

5.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by the officers and outside, third-party vendors. As such, there is no accrual for wages or compensated absences as of March 31, 2007.

6.	COMMON STOCK

On April 9, 2002, the Company issued 2,500,000 shares of its common stock to its officers for cash of $5,000 which was considered a reasonable estimate of fair value.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Unaudited)

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

7.	PROVISION FOR INCOME TAXES

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

As of March 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $350,000, which can be used to offset future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2026. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

8.	DISCONTINUED OPERATIONS

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

Item 2. Plan of Operation

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

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

Liquidity and Capital Resources. We had cash of $82,303 as of March 31, 2007, together with prepaid expenses of $9,000 and income tax receivable of $147, which total our current assets of $91,450 as of that date. This is in comparison to the period ended December 31, 2006, where we had cash of $125,267, which comprised our total current assets as of that date. Our total assets of $97,250 as of March 31, 2007, included our current assets of $91,450, and film costs of $5,500 and deposits of $300. In December 2006, we acquired ownership rights to a previously released short film in exchange for cash of $5,500. Our total assets as of December 31, 2006 were $131,067.

Our current liabilities were $82,342 as of March 31, 2007, which was represented solely by accounts payable. We had no other liabilities and no long term commitments or contingencies as of March 31, 2007. This is in comparison to the period ended December 31, 2006, where our current liabilities were $69,795, of which $66,490 was represented by accounts payable and $3,305 in income taxes payable. We had no other liabilities and no long term commitments or contingencies as of March 31, 2007.

During the three months ended March 31, 2007, we incurred significant accounting costs associated with the audit of our financial statements for the year ended December 31, 2006. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2007 and March 31, 2006.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2007, nor did we generate revenues for the three months ended March 31, 2006. We hope to generate revenues as we implement our business plan, which we adopted in June 2006.

Operating Expenses. For the three months ended March 31, 2007, our total operating expenses were $46,313, as compared to $7,592 total operating expenses for the three months ended March 31, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and in preparing our Registration Statement on Form SB-2. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended March 31, 2007, we had legal and professional expenses of $40,747, rent expenses of $900, and general and administrative expenses of $4,666. We incurred legal and profession expenses in preparing our Registration Statement on Form SB-2 which was filed in December 2006. In comparison, for the three months ended March 31, 2006, we had legal and professional expenses of $7,112, rent expenses of $450, and general and administrative expenses of $30.

Other Income. For the three months ended March 31, 2007, we also had other income of $749, which was interest income from cash we deposited in a money market account. We had no other income for the three months ended March 31, 2006.

Net Income or Loss. For the three months ended March 31, 2007, our net loss from operations before provision for income taxes of $800 was $45,564, making our net loss $46,364. This is in comparison to the three months ended March 31, 2006, where our net loss was $7,592. The increase in our net loss for the three months ended March 31, 2007, was due an increase in operating expenses between the two periods.

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

During the next three to six months, our primary objective is to acquire additional films at prices that we believe are significantly discounted and begin researching market opportunities for licensing the film rights. During the next six to twelve months, we hope to own a library of at least ten films so that we can actively market and license those films and begin generating revenues. We believe that we will need to spend approximately $25,000 to $50,000 to acquire at least ten films. In order to acquire more films, we will need to raise additional capital. Our officers are responsible for acquiring the films that we hope to acquire and for researching potential opportunities to license those films to third parties. We may also work with independent sales agents who will look for opportunities to license the films that we acquire.

We also believe that there is an opportunity for us to acquire smaller companies with already-established film libraries. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we intend to begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

We had cash of $82,303 as of March 31, 2007. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Red Carpet Entertainment, Inc., a Nevada corporation

Date: May 11, 2007	By:	/s/ Chris Johnson
Chris Johnson
Its:		Principal Executive Officer, President and a Director

Date: May 11, 2007	By:	/s/ Ursula Sherwood

Its:		Principal Accounting Officer, Chief Financial Officer