Form 10QSB
period 2007-06-30
RED CARPET ENTERTAINMENT INC
filed 2007-08-06
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number: 000-52450

Red Carpet Entertainment, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	01-0670370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of August 6, 2007, there were 3,842,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):  ☐Yes  ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
Current assets
Cash	$81,609	$125,267
Prepaid expenses	6,667	-
Income tax receivable	147	-

Total current assets	88,423	125,267

Other assets
Film costs	5,500	5,500
Deposits	300	300

Total assets	$94,223	$131,067
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$99,607	$66,490
Income taxes payable	-	3,305

Total current liabilities	99,607	69,795

Stockholders’ equity/(deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 3,842,500 shares issued and outstanding	3,842	3,842
Additional paid-in capital	365,083	365,083
Deficit accumulated during the development stage	(374,309)	(307,653)

Total stockholders’ equity/(deficit)	(5,384)	61,272

Total liabilities and stockholders’ equity/(deficit)	$94,223	$131,067

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR
THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH JUNE 30, 2007
(Unaudited)

					Inception
					(April 8, 2002)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2007	2006	2007	2006	2007

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional	11,885	288	52,633	7,400	94,205
Dues and fees	7,403	-	9,397	-	9,978
Rent	900	450	1,800	900	3,975
General and administrative	310	-	2,981	30	3,224

Total operating expenses	20,498	738	66,811	8,330	111,382

Other income (expense)
Interest income, net	206	-	955	-	1,745

Loss from continuing operations before income taxes	(20,292)	(738)	(65,856)	(8,330)	(109,637)

Provision for income taxes	-	-	800	800	1,600

Loss from continuing operations	(20,292)	(738)	(66,656)	(9,130)	(111,237)

Discontinued operations	-	-	-	-	(263,072)

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR
THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH JUNE 30, 2007
(Unaudited)

					Inception
					(April 8, 2002)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2007	2006	2007	2006	2007

Net loss	$(20,292)	$(738)	$(66,656)	$(9,130)	$(374,309)

Net loss per common share from continuing operations
– basic and diluted	$(.01)	$-	$(.02)	$-	$(.03)

Net loss per common share from discontinued operations
– basic and diluted	$-	$-	$-	$-	$(.08)

Weighted average of common shares – basic and diluted	3,842,500	3,842,500	3,842,500	3,842,500	3,386,538

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH JUNE 30, 2007
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, April 8, 2002	-	$-	$-	$-	$-

Issuance of common stock, April 9, 2002	2,500,000	2,500	2,500	-	5,000

Issuance of common stock, May 25, 2002	130,000	130	1,170	-	1,300

Issuance of common stock, June 7 – 30, 2002	512,500	512	4,613	-	5,125

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,350	-	1,350

Net loss	-	-	-	(12,982)	(12,982)

Balance, December 31, 2002	3,142,500	3,142	9,633	(12,982)	(207)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(14,808)	(14,808)

Balance, December 31, 2003	3,142,500	3,142	11,433	(27,790)	(13,215)

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH JUNE 30, 2007
(Unaudited)

				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(11,645)	(11,645)

Balance, December 31, 2004	3,142,500	3,142	13,233	(39,435)	(23,060)

Issuance of common stock, June 30, 2005	700,000	700	349,300	-	350,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	900	-	900

Net loss	-	-	-	(30,294)	(30,294)

Balance, December 31, 2005	3,842,500	3,842	363,433	(69,729)	297,546

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,650	-	1,650

Net loss	-	-	-	(237,924)	(237,924)

Balance, December 31, 2006	3,842,500	3,842	365,083	(307,653)	61,272

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH JUNE 30, 2007
(Unaudited)

				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Net loss	-	-	-	(66,656)	(66,656)

Balance, June 30, 2007	3,842,500	$3,842	$365,083	$(374,309)	$(5,384)

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE
PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH JUNE 30, 2007
(Unaudited)

			Inception
			(April 8, 2002)
	Six Months Ended June 30,		to June 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(66,656)	$(9,130)	$(374,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	1,300
Additional paid-in capital in exchange for facilities provided by related party	-	900	7,500
Loss on discontinued operations	-	-	263,072
Changes in operating assets and liabilities
Increase in prepaid expenses	(6,667)	-	(6,667)
Increase in income tax receivable	(147)	-	(147)
Increase in film costs	-	-	(5,500)
Increase in deposits	-	-	(300)
Increase (decrease) in accounts payable and accrued expenses	33,117	(312)	99,607
(Decrease) increase in income taxes payable	(3,305)	800	-

Net cash used in operating activities	(43,658)	(7,742)	(15,444)

Cash flows from investing activities
Investments in discontinued operations	-	(65,098)	(263,072)

Net cash used in investing activities	-	(65,098)	(263,072)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	360,125

Net cash provided by financing activities	-	-	360,125

Net increase (decrease) in cash	(43,658)	(72,840)	81,609

Cash, beginning of period	125,267	210,872	-

Cash, end of period	$81,609	$138,032	$81,609

Supplemental disclosure of cash flow information
Income taxes paid	$4,800	$-	$4,800
Interest paid	$1,379	$-	$1,379

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Red Carpet Entertainment, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 and was incorporated under the laws of the State of Nevada on April 8, 2002.  For the six months ended June 30, 2007, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to condensed consolidated financial statements included in the Annual report on Form 10-KSB of Red Carpet Entertainment, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these condensed consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (April 18, 2002) through June 30, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

SFAS No. 155– In February 2006, FASB issued Statement 155, “Accounting for Certain Hybrid Financial Instruments”.  This Statement amends FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”, and FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  The Company adopted the new standard beginning January 1, 2007.  The impact of the adoption of SFAS 155 is not material to the Company’s overall results of operations or financial position.

SFAS No. 156– In March 2006, the FASB issued Statement 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, and also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.  This statement is effective at the beginning of its first fiscal year that begins after September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  The effective date of this Statement is the date an entity adopts the requirements of this Statement.  The Company adopted the new standard beginning January 1, 2007.  The impact of the adoption of SFAS 156 is not material to the Company’s overall results of operations or financial position.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

FASB Interpretation No. 48– In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the new standard beginning January 1, 2007.  The impact of the adoption of FIN 48 is not material to the Company’s overall results of operations or financial position.

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

SFAS No. 158– In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

SFAS No. 159– In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – including an amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Company plans to adopt SFAS No. 159 effective January 1, 2008.  The Company is in the process of determining the effect, if any, that the adoption of SFAS No. 159 will have on the Company’s financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $374,309 from inception (April 8, 2002) through June 30, 2007.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in bank accounts which at times have exceeded federally insured limits.  The Company has not experienced any losses with respect to its cash balances.

4.	FILM COSTS

Film costs are recorded at their cost to the Company.  In December 2006, the Company acquired the ownership rights of a previously released short film in exchange for cash consideration of $5,500.  The Company will amortize film costs based on the individual-film-forecast method when the films are released and the entity begins to recognize revenue from the film and as that actual revenue bears in relationship to the estimated ultimate revenue expected over the release period in accordance with SOP 00-2.

5.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the officers and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2007.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

For the six months ended June 30, 2007, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of June 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $375,000, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

7.	PROVISION FOR INCOME TAXES (Continued)

As of June 30, 2007, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating (@ 34%)	$127,500
State net operating (@ 8.84%)	33,150

160,650
Less: valuation allowance	(160,650)

$-

8.	DISCONTINUED OPERATIONS

During 2006, the Company abandoned its apparel business.  A loss on operating results for this business in the aggregate amount of approximately $267,000 was reclassified and presented as a single line item in the statements of operations.

During 2004, the Company abandoned its special event planning and management business.  A gain on operating results for this business in the amount of approximately $4,000 was reclassified and presented as a single line item in the statements of operations.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

Liquidity and Capital Resources. We had cash of $81,609 as of June 30, 2007, together with prepaid expenses of $6,667 and income tax receivable of $147, which total our current assets of $88,423 as of that date. This is in comparison to the period ended June 30, 2006, where we had cash of $125,267, which comprised our total current assets as of that date.  Our total assets of $94,223 as of June 30, 2007, included our current assets of $88,423, and film costs of $5,500 and deposits of $300. In December 2006, we acquired ownership rights to a short film in exchange for cash of $5,500.

Our current liabilities were $99,607 as of June 30, 2007, which was represented solely by accounts payable.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2007.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2007.

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

Results of Operations.

For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Revenues.We had no revenues for the three months ended June 30, 2007, nor did we generate revenues for the three months ended June 30, 2006.  We hope to generate revenues as we implement our business plan, which we adopted in June 2006.

Operating Expenses. For the three months ended June 30, 2007, our total operating expenses were $20,498, as compared to $738 total operating expenses for the three months ended June 30, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and in preparing our Annual Report on Form 10-KSB as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended June 30, 2007, we had legal and professional expenses of $11,885, rent expenses of $900, and general and administrative expenses of $310.   In comparison, for the three months ended June 30, 2006, we had legal and professional expenses of $288, rent expenses of $450, and no general and administrative expenses.

Other Income.  For the three months ended June 30, 2007, we also had other income of $206, which was interest income from cash we deposited in a money market account.  We had no other income for the three months ended June 30, 2006.

Net Income or Loss.  For the three months ended June 30, 2007, our net loss was $20,292, as compared to the three months ended June 30, 2006, where our net loss was $738.  The increase in our net loss for the three months ended June 30, 2007, was due an increase in operating expenses between the two periods.

For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Revenues.We had no revenues for the six months ended June 30, 2007, nor did we generate revenues for the six months ended June 30, 2006.  We hope to generate revenues as we implement our business plan, which we adopted in June 2006.
Operating Expenses. For the six months ended June 30, 2007, our total operating expenses were $66,811, as compared to $8,330 of total operating expenses for the six months ended June 30, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and in preparing our Registration Statement on Form SB-2 as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the six months ended June 30, 2007, we had legal and professional expenses of $52,663, dues and fees of $9,397, rent expenses of $1,800, and general and administrative expenses of $2,981. In comparison, for the six months ended June 30, 2006, we had legal and professional expenses of $7,400, rent expenses of $900, and general and administrative expenses of $30.

Other Income.  For the six months ended June 30, 2007, we also had other income of $955, which was interest income from cash we deposited in a money market account.  We had no other income for the six months ended June 30, 2006.

Net Income or Loss.  For the six months ended June 30, 2007, our net loss from operations before provision for income taxes of $800 was $65,586, making our net loss $66,656. This is in comparison to the six months ended June 30, 2006, where our net loss was $8,330, and after provision for income tax of $800, was $9,130. The increase in our net loss for the six months ended June 30, 2007, was due an increase in operating expenses between the two periods.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must continue to acquire films at prices that we believe are significantly discounted and begin researching market opportunities for licensing the film rights. With our purchase of the short film titled “Swallow”, we believe we can begin researching opportunities to license that film to third parties. We also intend to look for opportunities to acquire libraries of films from other companies. We have had informal discussions with a company that owns a library of films that may be interested in entering into a joint venture agreement, whereby we would endeavor to license their films rights to third parties. In addition, we are also continually seeking out and evaluating new projects that we may be able to produce.

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

We had cash of $81,609 as of June 30, 2007. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Red Carpet Entertainment, Inc., a Nevada corporation

Date: August 6, 2007	By:	/s/ Chris Johnson
Name: Chris Johnson
Its: Principal Executive Officer, President and a Director

Date: August 6, 2007	By:	/s/ Ursula Sherwood
Name: Ursula Sherwood
Its: Principal Accounting Officer, Chief Financial Officer