Form 10QSB
period 2007-09-30
RED CARPET ENTERTAINMENT INC
filed 2007-10-26
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number: 000-52450

Red Carpet Entertainment, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	01-0670370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of October 26, 2007, there were 3,842,500 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):  ☐Yes  ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS
	September 30, 2007	December 31, 2006
	(Unaudited)
Current assets
Cash	$66,758	$125,267
Prepaid expenses	4,167	-
Income tax receivable	147	-

Total current assets	71,072	125,267

Other assets
Film costs	5,500	5,500
Deposits	300	300

Total assets	$76,872	$131,067

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$91,491	$66,490
Income taxes payable	-	3,305

Total current liabilities	91,491	69,795

Stockholders’ equity/(deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 3,842,500 shares issued and outstanding	3,842	3,842
Additional paid-in capital	365,083	365,083
Deficit accumulated during the development stage	(383,544)	(307,653)

Total stockholders’ equity/(deficit)	(14,619)	61,272

Total liabilities and stockholders’ equity/(deficit)	$76,872	$131,067

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR
THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

					Inception
					(April 8, 2002)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		to Sept. 30,
	2007	2006	2007	2006	2007

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional	5,507	927	58,140	8,327	99,712
Dues and fees	2,879	-	12,276	-	12,857
Officer compensation	1,566	-	3,120	-	3,120
Rent	900	450	2,700	1,350	4,875
General and administrative	36	-	1,463	30	1,706

Total operating expenses	10,888	1,377	77,699	9,707	122,270

Other income (expense)
Interest income, net	1,653	-	2,608	-	3,398

Loss from continuing operations before income taxes	(9,235)	(1,377)	(75,091)	(9,707)	(118,872)

Provision for income taxes	-	-	800	800	1,600

Loss from continuing operations	(9,235)	(1,337)	(75,891)	(10,507)	(120,472)

Discontinued operations	-	-	-	-	(263,072)

Net loss	$(9,235)	$(1,337)	$(75,891)	$(10,507)	$(383,544)

Net loss per common share from continuing operations
–basic and diluted	$-	$-	$(.02)	$-	$(.04)

Net loss per common share from discontinued operations
–basic and diluted	$-	$-	$-	$-	$(.08)

Weighted average of common shares – basic and diluted	3,842,500	3,842,500	3,842,500	3,842,500	3,407,523

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During	Total
	Number of Shares	Amount	Additional Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance, April 8, 2002	-	$-	$-	$-	$-

Issuance of common stock, April 9, 2002	2,500,000	2,500	2,500	-	5,000

Issuance of common stock, May 25, 2002	130,000	130	1,170	-	1,300

Issuance of common stock, September 7 – 30, 2002	512,500	512	4,613	-	5,125

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,350	-	1,350

Net loss	-	-	-	(12,982)	(12,982)

Balance, December 31, 2002	3,142,500	3,142	9,633	(12,982)	(207)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(14,808)	(14,808)

Balance, December 31, 2003	3,142,500	3,142	11,433	(27,790)	(13,215)

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity (Deficit)

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(11,645)	(11,645)

Balance, December 31, 2004	3,142,500	3,142	13,233	(39,435)	(23,060)

Issuance of common stock, September 30, 2005	700,000	700	349,300	-	350,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	900	-	900

Net loss	-	-	-	(30,294)	(30,294)

Balance, December 31, 2005	3,842,500	3,842	363,433	(69,729)	297,546

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,650	-	1,650

Net loss	-	-	-	(237,924)	(237,924)

Balance, December 31, 2006	3,842,500	3,842	365,083	(307,653)	61,272

Net loss	-	-	-	(75,891)	(75,891)

Balance, September 30, 2007	3,842,500	$3,842	$365,083	$(383,544)	$(14,619)

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE
PERIOD FROM INCEPTION (APRIL 8, 2002) THROUGH SEPTEMBER 30, 2007
(Unaudited)

			Inception
	Nine Months Ended		(April 8, 2002)
	September 30,		to September 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(75,891)	$(10,507)	$(383,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cost of services paid for with common stock	-	-	1,300
Additional paid-in capital in exchange for facilities provided by related party	-	1,350	7,500
Loss on discontinued operations	-	-	263,072
Changes in operating assets and liabilities
Increase in prepaid expenses	(4,167)	-	(4,167)
Increase in income tax receivable	(147)	-	(147)
Increase in film costs	-	-	(5,500)
Increase in deposits	-	-	(300)
Increase (decrease) in accounts payable and accrued expenses	25,001	(312)	91,491
(Decrease) increase in income taxes payable	(3,305)	800	-

Net cash used in operating activities	(58,509)	(8,669)	(30,295)

Cash flows from investing activities
Investments in discontinued operations	-	(65,098)	(263,072)

Net cash used in investing activities	-	-	(263,072)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	360,125

Net cash provided by financing activities	-	-	360,125

Net increase (decrease) in cash	(58,509)	(73,767)	66,758

Cash, beginning of period	125,267	210,872	-

Cash, end of period	$66,758	$137,105	$66,758

Supplemental disclosure of cash flow information
Income taxes paid	$4,800	$-	$4,800
Interest paid	$1,722	$-	$1,722

See accompanying notes to unaudited financial statements.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Red Carpet Entertainment, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 and was incorporated under the laws of the State of Nevada on April 8, 2002.  For the nine months ended September 30, 2007, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

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
SEPTEMBER 30, 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to financial statements included in the Annual report on Form 10-KSB of Red Carpet Entertainment, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  From inception (April 18, 2002) through September 30, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $383,544 from inception (April 8, 2002) through September 30, 2007.

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

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the officers and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2007.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

For the nine months ended September 30, 2007, the Company has recognized the minimum amount of franchise tax required under California corporation law of $800.  The Company is not currently subject to further federal or state tax since it has incurred losses since its inception.

As of September 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $384,000, which can be used to offset future income taxes.  The federal and state net operating loss carryforwards expire at various dates through 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

RED CARPET ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

7.	PROVISION FOR INCOME TAXES (Continued)

As of September 30, 2007, the Company had the following deferred tax assets related to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized:

Federal net operating loss (at 34%)	$130,560
State net operating loss (at 8.84%)	33,945

164,505
Less: valuation allowance	(164,505)

$-

8.	DISCONTINUED OPERATIONS

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

Liquidity and Capital Resources. We had cash of $66,758 as of September 30, 2007, together with prepaid expenses of $4,167 and income tax receivable of $147, which total our current assets of $71,072 as of that date. Our total assets of $76,872 as of September 30, 2007, included our current assets of $71,072, and film costs of $5,500 and deposits of $300. In December 2006, we acquired ownership rights to a short film in exchange for cash of $5,500.

Our current liabilities were $91,491 as of September 30, 2007, which was represented solely by accounts payable.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2007.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2007.

We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company as well as costs related to any future acquisition activities as discussed below, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Results of Operations.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenues. We had no revenues for the three months ended September 30, 2007, nor did we generate any revenues for the three months ended September 30, 2006.  We hope to generate revenues as we implement our business plan, which we adopted in June 2006.

Operating Expenses. For the three months ended September 30, 2007, our total operating expenses were $10,888, as compared to $1,377 of total operating expenses for the three months ended September 30, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the review of our financial statements and in preparing our Quarterly Report on Form 10-QSB as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the three months ended September 30, 2007, we had legal and professional expenses of $5,507, dues and fees of $2,879, officer compensation of $1,566, rent expenses of $900, and general and administrative expenses of $36. In comparison, for the three months ended September 30, 2006, we had legal and professional expenses of $927, rent expenses of $450, and no general and administrative expenses.

Other Income.  For the three months ended September 30, 2007, we also had other income of $1,653, which was interest income from cash we deposited in a money market account.  We had no other income for the three months ended September 30, 2006.

Net Income or Loss.  For the three months ended September 30, 2007, our net loss was $9,235, as compared to the three months ended September 30, 2006, where our net loss was $1,377.  The increase in our net loss for the three months ended September 30, 2007, was due an increase in operating expenses between the two periods.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenues. We no revenues for the nine months ended September 30, 2007, nor did we generate revenues for the nine months ended September 30, 2006.  We hope to generate revenues as we implement our business plan, which we adopted in June 2006.

Operating Expenses. For the nine months ended September 30, 2007, our total operating expenses were $77,699, as compared to $9,707 of total operating expenses for the nine months ended September 30, 2006. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and in preparing our Registration Statement on Form SB-2 as well as other expenses related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the nine months ended September 30, 2007, we had legal and professional expenses of $58,140, dues and fees of $12,276, officer compensation of $3,120, rent expenses of $2,700, and general and administrative expenses of $1,463. In comparison, for the nine months ended September 30, 2006, we had legal and professional expenses of $8,327, rent expenses of $1,350, and general and administrative expenses of $30.

Other Income.  For the nine months ended September 30, 2007, we also had other income of $2,608, which was interest income from cash we deposited in a money market account.  We had no other income for the nine months ended September 30, 2006.

Net Income or Loss.  For the nine months ended September 30, 2007, our net loss from operations before provision for income taxes of $800 was $75,091, making a net loss of $75,891. This is in comparison to the nine months ended September 30, 2006, where our net loss was $9,707, and after provision for income tax of $800, was $10,507. The increase in our net loss for the nine months ended September 30, 2007, was due an increase in operating expenses between the two periods.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must complete the following:

•	identify alternative methods to acquire films at prices that we believe are significantly discounted;
•	research market opportunities for licensing the film rights to our short film “Swallow”; and
•	acquire a third party that will assist in realizing our business objectives.

Over the last nine months, we have researched opportunities to license our short film titled “Swallow” to third parties. To date, we have not been able to license the film to any third party, and we cannot guaranty that we will be able to do so. We also have been looking for opportunities to acquire libraries of films from other companies.

During the last six months, we have been attempting to acquire additional films at prices that we believe are significantly discounted. However, during that time, the Screen Actors Guild, Inc. has not held any auctions where it sells the rights to certain films that the Screen Actors Guild, Inc. has foreclosed on as a secured party. Moreover, the Screen Actors Guild, Inc. has indicated that it may not hold any auctions for the foreseeable future as its legal department has been focused on other matters. Therefore, we will not be able to acquire additional film rights through those auctions for the foreseeable future.

Our inability to acquire additional film rights coupled with our inability to generate significant revenues from licensing our short film has caused our management to focus on acquiring smaller companies with already-established film libraries. Accordingly, over the last six months, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. To that extent, we have had informal discussions with representatives of certain private companies that are interested in being acquired by us, although as of the date of this report, we have not entered into any understanding or formal agreement to acquire any potential acquisition candidates. We intend to continue discussions with the representatives of one of those private companies. We hope that we will enter into a formal agreement to acquire that private company in the next three months. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

We had cash of $66,758 as of September 30, 2007. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Red Carpet Entertainment, Inc., a Nevada corporation

Date: October 26, 2007	By:	/s/ Chris Johnson
Chris Johnson
	Its:	Principal Executive Officer,
President, Chief Financial Officer and a Director