Form 10QSB
period 2007-12-31
Purple Beverage Company, Inc.
filed 2008-02-14
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

PURPLE BEVERAGE COMPANY, INC.
(Exact name of registrant as specified in Charter)

Nevada	000-52450	01-0670370
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

450 East Las Olas Blvd., Suite 830
Fort Lauderdale, Florida 33301
(Address of Principal Executive Offices)

(954) 462-8757
(Issuer Telephone number)

 (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,260,760 shares of common stock issued and outstanding at February 13, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. Our management believes that the expectations reflected in such forward-looking statements are accurate. However, management cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; and competitive factors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and management assumes no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, management is not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. For purposes of the following discussion and analysis, references to “we,” ‘‘our,” “us,” refers to Purple (defined below).

PURPLE BEVERAGE COMPANY, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED DECEMBER 31, 2007

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet -
December 31, 2007 (Unaudited)	F-3
Statement of Operations (Unaudited) -
For the three months Ended December 31, 2007	F-4
Statement of Cash Flows (Unaudited) -
For the three months Ended December 31, 2007	F-5

Notes to Unaudited Financial Statements	F-6-F-16

Item 2 - Management's Discussion and Analysis or Plan of Operation	3-7

Item 3 – Controls and Procedures	7

PART II - OTHER INFORMATION

Item 6 - Exhibits	8

Signatures	9

PURPLE BEVERAGE COMPANY, INC.
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$1,175,245
Accounts receivable, net of allowance for doubtful accounts of $27,000	246,993
Inventories	580,337
Prepaid expense and other current assets	389,795

Total current assets	2,392,370

PROPERTY AND EQUIPMENT, net	22,043

Total assets	$2,414,413

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable	$750,000
Accounts payable	131,416
Accrued expenses	89,535

Total liabilities	970,951

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized; 54,985,765 shares issued and outstanding	54,986
Additional paid-in capital	4,245,561
Accumulated deficit	(2,857,085)

Total stockholders' equity	1,443,462

Total liabilities and stockholders' equity	$2,414,413

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF OPERATIONS
For the three months ended December 31, 2007

Net sales	$258,794

Cost of sales	254,493

Gross profit	4,301

Operating expenses:
Compensation expense and related taxes	176,019
Advertising and marketing	774,330
Professional fees	243,310
Consulting fees	211,002
Other selling, general and administrative	214,431

Total operating expenses	1,619,092

Loss from operations	(1,614,791)

Other expense:
Interest expense	(229,256)

Total other expense	(229,256)

Net loss	$(1,844,047)

Net loss per common share - basic and diluted	$(0.04)

Weighted average number of shares outstanding - basic and diluted	49,131,122

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS
For the three months ended December 31, 2007

Cash flows from operating activities:
Net loss	$(1,844,047)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,435
Bad debts	27,000
Common stock issued for services	325,356
Common stock issued for interest in connection with notes payable	49,968
Amortization of debt discount charged to interest expense	155,228
Changes in assets and liabilities:
Accounts receivable	(195,127)
Inventories	(434,396)
Prepaid expense and other current assets	(366,778)
Accounts payable	20,549
Accrued expenses	63,863

Total adjustments	(352,902)

Net cash used in operating activities	(2,196,949)

Cash flows from investing activities:
Purchase of property and equipment	(13,246)

Net cash flows used in investing activities	(13,246)

Cash flows from financing activities:
Payment in connection with the stock purchase agreement	(60,000)
Net proceeds from sale of common stock	3,375,550

Net cash flows provided by financing activities	3,315,550

Net increase in cash	1,105,355

Cash - beginning of period	69,890

Cash - end of period	$1,175,245

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$-
Income taxes	$-

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Purple Beverage Company, Inc. (the “Company”), formerly Red Carpet Entertainment, Inc. (“Red”), was incorporated in April 2002 under the laws of the State of Nevada.

On November 12, 2007, the Company obtained, through a vote of our majority stockholder, approval for a 8.25 for 1 stock split of its issued and outstanding common stock. All amounts stated herein have been retroactively adjusted to reflect this split.

On December 12, 2007, the Company, Venture Beverage Company, Inc., a Nevada corporation (“Venture”), and a newly-created, wholly-owned subsidiary of ours, Purple Acquisition Corp., a Nevada corporation (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The transactions contemplated by the Merger Agreement (the “Merger”) closed on December 12, 2007.

Pursuant to the Merger Agreement, Venture merged with and into the Acquisition Subsidiary, with Venture surviving. Immediately thereafter, Venture merged with and into the Company, with the Company surviving. In connection with the latter merger, the Company changed its name to “Purple Beverage Company, Inc.” As a result of the Merger, the former stockholders of Venture now hold approximately 68% of our outstanding common shares. Further, as a result of the Merger, Venture was deemed to be the acquirer for accounting purposes. Accordingly, the results of operations represent the operations of Venture through December 12, 2007. The results of operations subsequent to that date reflect the operations of the Company. The Company has retroactively restated the net loss per share and the stockholders’ equity section of the balance sheet to reflect the reverse acquisition.

The Company is engaged in the development, marketing, and distribution of a unique line of beverage brands and products.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the period ended September 30, 2007 and notes thereto contained in the Report on Form 8-K/A of the Company, as filed with the Securities and Exchange Commission (the “Commission”). Note that the results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results for the full fiscal year ending September 30, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following summarize the more significant accounting and reporting policies and practices of the Company:

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of debt discounts, and the useful life of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company places its cash with high credit quality financial institution. Account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. For the period ended December 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007, management has determined that an allowance is necessary, which amounted to $27,000.

Inventories

Inventories are stated at the lower of cost or market utilizing the first-in, first-out method and consist of raw materials related to the Company’s products. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended December 31, 2007.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventories, accounts payable, accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

Income Taxes

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended December 31, 2007.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. For the three months ended December 31, 2007, the Company did not grant any stock options.

Non-Employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect specific criteria for the revenues stream of the Company:

The Company generates revenue from the sale of its beverage products. Revenues from the sale of these items are recognized upon delivery of the product to the customer.

Consideration given by the Company to a customer (including a reseller of the Company’s products) such as slotting fees is accounted for as a reduction of revenue when recognized in the Company’s income statement.

Earning Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. The outstanding warrants and shares equivalent issuable pursuant to embedded conversion features amounted to 9,321,500 at December 31, 2007. The outstanding warrants and shares equivalent issuable pursuant to embedded conversion features at December 31, 2007 are excluded from the loss per share computation for that period due to their antidilutive effect.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months period ended December 31, 2007 totaled $206,455.

Shipping costs

Shipping costs are included in cost of goods sold and totaled $31,202 for the three months period ended December 31, 2007.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and notes payable. The Company’s investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company performs on-going credit evaluations of its customer, and, generally, does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Concentration of suppliers

At December 31, 2007, approximately 100% of the Company’s raw materials were purchased primarily from two vendors. Management believes that similar raw materials would be available from other sources for all raw materials with the exception of one.

Concentration of sales and accounts receivable

At December 31, 2007, one customer accounted for approximately 100% of the Company’s sales and accounts receivables.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At December 31, 2007, the Company had an accumulated deficit of $2,857,085, and a working capital of $1,421,419. Additionally, for the three months ended December 31, 2007, the Company incurred net losses of $1,844,047, and had negative cash flows from operations in the amount of $2,196,949. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. During the fiscal year ended September 30, 2007, the Company borrowed $750,000 for working capital purposes and sold common shares for net proceeds of $350,000. During the three months ended December 31, 2007, the Company sold common shares for net proceeds of $3,375,550. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 – INVENTORIES

At December 31, 2007, inventories consisted of the following:

Raw materials	$543,172
Finished goods	37,165
Total	$580,337

NOTE 4 – PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consisted of the following:

	Estimated life
Computer equipment and office equipment	3 years	$24,583
Less: Accumulated depreciation		(2,540)
		$22,043

For the three months ended December 31, 2007, depreciation expense amounted to $1,435.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Between May and July 2007, the Company issued unsecured convertible notes payable aggregating $750,000. In connection with the issuance of these notes payable, the Company issued 562,500 shares of common stock and granted 300,000 warrants to three investors exercisable at a price of $2.00 per share for a period of five years. The notes payable bear 12% interest per annum and were to mature on the earlier of December 29, 2007, or on the date of initial closing of subsequent financing of equity or debt securities with gross proceeds exceeding $2,500,000. From and after the closing of the Merger, for a period of six (6) months, the Company has the right, in aggregate, at its option at any time, or from time to time, to convert some or all of these notes payable into the Company’s common stock with a convertible rate of $1.00 per share or up to 750,000 shares on a pro rata basis of the Company’s common stock, par value $0.001 per share. The Company recognized a total debt discount of $325,920 in connection with the issuance of these 12% notes payable.

In December 2007, the Company amended the terms and provisions of convertible notes payable to two debt holders (see above). Under the terms of the amended convertible note agreements, the principal and accrued interest thereon will mature on March 31, 2008, and only the payees under such notes have the right, in aggregate, at any time, or from time to time, to convert (prior to the stated maturity date) some or all of the notes payable into the Company’s common stock with a convertible rate of $1.00 per share or up to 500,000 shares on a pro rata basis of the Company’s common stock, par value $0.001 per share; and, in connection with such amendment of terms, the Company issued an aggregate of 100,000 shares to such debt holders. The Company valued these common shares at the fair market value on the date of grant, or $.50 per share or approximately $50,000 based on the recent selling price of the Company’s common stock. Such amount has been recognized as interest expense. Additionally, the third debt holder waived any default that could have occurred upon the maturity date in December 2007.

Amortization of the debt discount amounted to approximately $155,228 during the three months ended December 31, 2007, and is included in interest expense. Accrued interest on the 12% notes payable amounted to approximately $49,703 as of December 31, 2007.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company is leasing its office space from a company owned by our chief executive officer for approximately $28,000 during the three months ended December 31, 2007 and does not owe any amount to such related party at December 31, 2007.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

At the effective time of the Merger, the stockholders of Venture exchanged their securities for 37,581,140 shares of the Company’s restricted common stock, representing approximately 68% of the common stock of the Company at that time. The Company had 10,993,125 outstanding shares of common stock immediately preceding the merger. Additionally, upon the closing of the Merger, two former stockholders of Red sold their interest in Red in exchange for $60,000 in cash and all the historical operating assets of Red pursuant to a stock purchase agreement entered into December 12, 2007.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

In October 2007, the Company completed a private placement to accredited investors and received proceeds of $630,000 from the sale of units consisting in the aggregate of 1,260,000 shares of its common stock and warrants to purchase 1,260,000 shares of common stock. The Company’s founder contributed 1,260,000 shares owned by him to the Company in connection with this private placement. The warrants are exercisable at $2.00 per share for a term of five years.

In November 2007, the Company issued 550,712 shares of common stock for advertising and promotional services in connection with a three year agreement. The Company’s founder contributed 183,565 shares owned by him to the Company in connection with this agreement. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or $275,356 based on the recent selling price of the Company’s common stock which has been recognized as advertising expense.

In December 2007, the Company agreed to issue 100,000 shares of common stock for advertising and promotional services in connection with a one year agreement. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or $50,000 based on the recent selling price of the Company’s common stock which has been recognized as advertising expense.

In December 2007, the Company completed a private placement to accredited investors and received net proceeds of $2,745,550 from the sale of units consisting in the aggregate of 6,030,000 shares of its common stock and warrants to purchase 6,030,000 shares of common stock. The warrants are exercisable at $2.00 per share for a term of five years. Additionally, during the three months ended December 31, 2007, in connection with these private placements, the Company paid commissions to its placement agents of approximately $225,200 in cash, issued 281,500 shares of common stock and granted 281,500 warrants exercisable at $2.00 per share for a term of five years which have been allocated against paid in capital.

In December 2007, the Company amended the terms and provisions in connection with convertible notes payable of two debt holders. Under the terms of the amended convertible note agreement, the principal and accrued interest thereon will mature on March 31, 2008, and, in connection with such extension of terms, the Company issued an aggregate of 100,000 shares to such debt holders. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or approximately $50,000 based on the recent selling price of the Company’s common stock which has been recognize as interest expense.

Common Stock Warrants

In October 2007, in connection with a private placement, the Company granted 1,260,000 purchase warrants to investors. The warrants are exercisable at $2.00 per common share and expire in five years.

In December 2007, in connection with a private placement, the Company granted 6,030,000 purchase warrants to investors. The warrants are exercisable at $2.00 per common share and expire in five years. In connection with these private placements, the Company paid commissions and granted 281,500 warrants to its placement agents. The warrants are exercisable at $2.00 per share for a term of five years which have been allocated against paid in capital.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 and changes during the period then ended is as follows:

	December 31, 2007
	Number of Warrants	Weighted Average Exercise Price
Balance at inception	1,000,000	$2.00
Granted	7,571,500	2.00
Exercised	-	-
Forfeited	-	-
Balance at end of period	8,571,500	$2.00

Warrants exercisable at end of period	8,571,500	$2.00
Weighted average fair value of warrants granted during the period		$2.00

The following table summarizes information about stock warrants outstanding at December 31, 2007:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$2.00	8,571,500	4.91 Years	$2.00	8,571,500	$2.00

	8,571,500		$2.00	8,571,500	$2.00

NOTE 8 – SUBSEQUENT EVENTS

In January 2008, the Company issued 150,000 shares of common stock and granted 1,500,000 stock options for advertising and promotional services in connection with a three year endorsement agreement. The options are exercisable at $1.00 per share for a term of six months. Additionally, under this agreement, the Company shall pay an aggregate of $150,000. The Company valued these common shares at the fair market value on the date of grant at $1.55 per share or $232,500 which has been recognized as advertising expense. The Company valued the stock options utilizing the Black-Scholes options pricing model at $0.58 per share or $870,000 which has been recognized as advertising expense.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8 – SUBSEQUENT EVENTS (continued)

In January 2008, the Company issued 125,000 shares of common stock and granted 500,000 stock options for advertising and promotional services in connection with a 1 month endorsement agreement. The options are exercisable at $1.00 per share for a term of six months. Additionally, under this agreement, the Company shall pay $10,000. The Company valued these common shares at the fair market value on the date of grant at $1.55 per share or $193,750 which has been recognized as advertising expense. The Company valued the stock options utilizing the Black-Scholes options pricing model at $0.58 per share or $290,000 which has been recognized as advertising expense.

In January 2008, the Company entered into a 50-month sublease agreement. The lease requires the Company to pay monthly base rent of $5,372 plus pro rata share of operating expenses. The base rental shall be subject to an increase by 3% on the first day of each lease year.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

The following discussion of the financial condition and results of operation of Purple Beverage Company, Inc. (“Purple” or “Company”) should be read in conjunction with the financial statements and the notes to those statements included herein. This discussion includes forward-looking statements that involve risk and uncertainties. Actual results may differ materially from those anticipated in the forward-looking statements.

Overview of Venture

On November 12, 2007, we obtained, through a vote of our majority stockholder, approval for a 8.25 for 1 stock split of our issued and outstanding common stock. All amounts stated herein have been retroactively adjusted to reflect this split.

On December 12, 2007, we, Venture Beverage Company, Inc., a Nevada corporation (“Venture”), and a newly-created, wholly-owned subsidiary of ours, Purple Acquisition Corp., a Nevada corporation (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The transactions contemplated by the Merger Agreement (the “Merger”) closed on December 12, 2007.

Pursuant to the Merger Agreement, Venture merged with and into the Acquisition Subsidiary, with Venture surviving. Immediately thereafter, Venture merged with and into us, with us surviving. In connection with the latter merger, we changed our name to “Purple Beverage Company, Inc.” As a result of the Merger, the former stockholders of Venture now hold approximately 68% of our outstanding common shares. Further, as a result of the Merger, Venture was deemed to be the acquirer for accounting purposes. Accordingly, the financial statement data presented are those of Venture for all periods.

We are engaged in the development, marketing, and distribution of a unique line of beverage brands and products. We introduced our product to market in August 2007, primarily focusing in Manhattan. Since then, we have expanded our geographical territories to include concentrated metropolitan areas, including Maui, Hawaii, Los Angeles, California and Miami, Florida.

We will need to raise additional working capital during the balance of our current fiscal year to pay the costs associated with (i) our sales and marketing efforts, (ii) expanding our customer base and (iii) our general operating expenses. As we raise additional working capital, as to which there can be no assurance, we intend to secure distribution through existing third-party channels to grow our brand for broad distribution, along with extending our brand with other flavors.

Results of Operations

Our business began on May 8, 2007. Accordingly, no comparisons exist for the prior period.

Sales

Our sales during the three months ended December 31, 2007, amounted to $258,794 and comprise revenues related to the sale of our beverage product, Purple. For the three months ended December 31, 2007, we had one customer, who accounted for all of our revenues. Although we recognized sales during the three months ended December 31, 2007, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

The cost of sales during the three months ended December 31, 2007, amounted to $254,493. Our cost of sales includes the manufacturing costs of our proprietary brand and warehouse and distribution costs. The cost of sales as a percentage of sales was approximately 98% for such time period. We anticipate that our cost of sales will decrease and related gross profit margins will increase for the remainder of our current fiscal year due to the refinement of our production process in strategically located production facilities and from expected economies of scale in the purchasing of raw materials.

Operating Expenses

Total operating expenses for the three months ended December 31, 2007 were $1,619,092 and consisted of the following:

Compensation expense and related taxes	$176,019
Advertising and marketing	774,330
Professional fees	243,310
Consulting fees	211,002
Other selling, general and administrative	214,431

Total	$1,619,092

* compensation expense and related taxes were attributable to salaries, benefits, and related taxes to our officers and employees. We anticipate that compensation expense will increase during the remainder of our current fiscal year, as we continue to build the Purple brand, which will require additional market activation personnel and support staff.

* advertising and marketing expenses represent our brand development and promotional expenses for our proprietary brand. These expenses include promotional spending at point of sale. In November 2007, we issued 650,712 shares of common stock for advertising and promotional services valued at $325,356. We anticipate that our advertising and marketing expenses, in both cash and equity components, will continue to increase for the remainder of our current fiscal year, subject to our ability to generate operating capital.

* professional fees represent both accounting and legal fees. We anticipate that our professional fees will continue to increase for the remainder of our current fiscal year as we continue to raise additional working capital and implement the Sarbanes-Oxley 404 Act.

* consulting fees were primarily attributable to expenses related to financial advisory and public relations services. We anticipate that consulting fees in both cash and equity components will increase during the remainder of our current fiscal year, as we continue to raise additional operating capital and grow our Purple brand.

* other selling, general and administrative expenses include rent expense, travel expense, office, supplies, telephone and communications expenses, and other expenses. We anticipate that these expenses will continue to increase during the remainder of our current fiscal year as we continue to grow our Purple brand.

Loss from Operations

We reported a loss from operations of $1,614,791 for the three months ended December 31, 2007.

Other Expense

For the three months ended December 31, 2007, interest expense amounted to $229,256 and was attributable to amortization of the debt discount in connection with the 12% notes payable, which amounted to approximately $155,228. We recognized accrued interest on the 12% notes payable, which amounted to $24,031. Additionally, we issued 100,000 shares of common stock to two debt holders valued at approximately $50,000 for the extension of maturity date from December 29, 2007 to March 31, 2008.

Net Loss

As a result of these factors, we reported a net loss of $1,844,047 for the three months ended December 31, 2007, which translates to basic and diluted net loss per common share of $0.04.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2007, we had a cash balance of $1,175,245 and a working capital of $1,421,419. We have been funding our operations though the sale of our common stock; additionally, last fiscal year we borrowed $750,000 for operating capital purposes. During the three months ended December 31, 2007, we sold 7,290,000 shares of common stock for net proceeds of $3,375,550. Our balance sheet at December 31, 2007 reflects notes payable amounting to $750,000, which were to mature on the earlier of December 29, 2007, or on the date of initial closing of subsequent financing of equity or debt securities with gross proceeds exceeding $2,500,000. These loans bear annual interest at 12% and are unsecured. In December 2007, we amended the terms and provisions of the convertible notes payable to two debt holders. Under the terms of the amended convertible note agreements, the principal and accrued interest thereon will mature on March 31, 2008. Additionally, the third debt holder waived any default that could have occurred upon the maturity date in December 2007.

Net cash flows used in operating activities for the three months ended December 31, 2007 amounted to $2,196,949 and were primarily attributable to our net losses of $1,844,047, offset by stock-based expenses of $375,324, depreciation of $1,435, bad debts expense of $27,000, amortization of debt discount of $155,228, and changes in assets and liabilities of $911,889, which includes $195,127 of accounts receivable, $434,396 of inventory, $366,778 of other current assets, $(20,549) of accounts payable, and $(63,863) of accrued expenses. Net cash flows used in investing activities for the three months ended December 31, 2007, amounted to $13,246 and were primarily attributable to the purchase of property and equipment. Net cash flows provided by financing activities were $3,315,550 for the three months ended December 31, 2007. Further, for the three months ended December 31, 2007, we received net proceeds from the sale of our common stock of $3,375,550 and paid $60,000 in connection with a stock repurchase agreement upon the closing of the Merger.

We reported a net increase in cash during the period ended December 31, 2007 of $1,105,355. At December 31, 2007, we had cash on hand of $1,175,245. We currently have no material commitments for capital expenditures. Other than such funds, we presently have no other alternative source of operating capital. We may not have sufficient capital to fund the expansion of our operations and to provide capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not presently have any firm commitments for any additional capital, and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations if we do not raise significant additional working capital, in which event investors could lose their entire investment in us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, revenues, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of debt discounts, and useful life of property and equipment.

Accounts Receivable

We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or market utilizing the first-in, first-out method and consist of raw materials related to our products. We intend to write down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions become less favorable than those projected by us, additional inventory write-downs might be required.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Revenue Recognition

We follow the guidance of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The following policies reflect our specific criteria for our revenue stream: We generate revenue from the sale of our beverage products. Revenues from the sale of these items are recognized upon delivery of the product to the customer. Consideration given by us to a customer (including a reseller of our products) such as slotting fees is accounted for as a reduction of revenue when recognized in our income statement.

Stock Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

Non-Employee Stock-Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosures using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2,“Accounting for Registration Payment Arrangements” (“FSP”), was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,“Accounting for Contingencies.” We believe that our current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, who also acts as our principal financial and principal accounting officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon the evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Certifications appearing immediately following the signatures section of this report there are Certifications of the CEO and principal accounting officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.10*	Consulting Agreement, between the Company and Esquire Sports Marketing, LLC, dated December 1, 2007
10.11*	Agreement, between the Company and Esquire Sports Marketing, LLC, dated January 18, 2008
10.12*	Endorsement Agreement, between the Company and Torii Hunter, dated January 18, 2008
10.13*	Sublease Agreement, between the Company an Fisher and Phillips, LLP, dated January 22, 2008
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE BEVERAGE COMPANY, INC.

	By:	/s/ Theodore Farnsworth
February 14, 2008		Theodore Farnsworth
Chief Executive Officer and
Principal Accounting Officer