Form 10QSB
period 2008-03-31
Purple Beverage Company, Inc.
filed 2008-05-15
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,555,153 shares of common stock issued and outstanding at May 14, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PURPLE BEVERAGE COMPANY, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2008

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in the Management’s Discussion and Analysis of Plan of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PURPLE BEVERAGE COMPANY, INC.
BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,414,541
Accounts receivable	149,343
Stock subscription receivable	2,264,601
Inventories	400,588
Prepaid expenses and other current assets	481,811

Total current assets	4,710,884

PROPERTY AND EQUIPMENT, net	35,882

Total assets	$4,746,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Convertible notes payable	$750,000
Notes payable	1,000,000
Accounts payable	342,318
Accrued expenses	120,189

Total liabilities	2,212,507

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 412,500,000 shares authorized; 58,340,545 shares issued and outstanding	58,341
Additional paid-in capital	17,637,359
Accumulated deficit	(15,161,441)

Total stockholders' equity	2,534,259

Total liabilities and stockholders' equity	$4,746,766

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF OPERATIONS

	For the three months ended	For the six months ended
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Net sales	$215,460	$474,254

Cost of sales	202,671	457,164

Gross profit	12,789	17,090

Operating expenses:
Compensation expense and related taxes	3,685,480	3,861,499
Advertising and marketing	7,744,910	8,519,240
Professional fees	152,330	395,640
Consulting fees	322,106	533,108
Other selling, general and administrative	231,942	446,373

Total operating expenses	12,136,768	13,755,860

Loss from operations	(12,123,979)	(13,738,770)

Other expense:
Interest income	2,904	2,904
Interest expense	(183,281)	(412,537)

Total other expense	(180,377)	(409,633)

Net loss	$(12,304,356)	$(14,148,403)

Net loss per common share - basic and diluted	$(0.22)	$(0.27)

Weighted average number of shares outstanding - basic and diluted	55,281,755	52,479,099

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS
For the six months ended March 31, 2008
(Unaudited)

Cash flows from operating activities:
Net loss	$(14,148,403)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,131
Non cash marketing expense	268,681
Common stock issued for services	1,210,806
Common stock issued for interest in connection with notes payable	205,968
Fair value of options issued for services	8,921,602
Amortization of debt discount charged to interest expense	155,228
Changes in assets and liabilities:
Accounts receivable	(339,158)
Inventories	(254,647)
Prepaid expense and other current assets	(458,794)
Accounts payable	231,451
Accrued expenses	94,517

Total adjustments	10,039,785

Net cash used in operating activities	(4,108,618)

Cash flows from investing activities:
Purchase of property and equipment	(29,781)

Net cash used in investing activities	(29,781)

Cash flows from financing activities:
Proceeds from notes payable	1,000,000
Payment in connection with the stock purchase agreement	(60,000)
Net proceeds from exercise of warrants	1,167,500
Net proceeds from sale of common stock	3,375,550

Net cash provided by financing activities	5,483,050

Net increase in cash	1,344,651

Cash - beginning of period	69,890

Cash - end of period	$1,414,541

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$-
Income taxes	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscription receivable	$2,264,601

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Purple Beverage Company, Inc. (the “Company”), formerly Red Carpet Entertainment, Inc. (“Red”), was incorporated in April 2002 under the laws of the State of Nevada.

On November 12, 2007, the Company obtained, through a vote of its majority stockholder, approval for an 8.25-for-1 stock split of its issued and outstanding common stock. All amounts stated herein have been retroactively adjusted to reflect this split.

On December 12, 2007, the Company, Venture Beverage Company, Inc., a Nevada corporation (“Venture”), and a newly-created, wholly-owned subsidiary of the Company’s, Purple Acquisition Corp., a Nevada corporation (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The transactions contemplated by the Merger Agreement (the “Merger”) closed on December 12, 2007 (the “Closing”).

In December 2007, the Company obtained through a consent of the holders of the majority of outstanding stock the approval to increase the authorized common shares from 50,000,000 to 412,500,000 shares of common stock at $0.001 par value.

Pursuant to the Merger Agreement, Venture merged with and into the Acquisition Subsidiary, with Venture surviving. Immediately thereafter, Venture merged with and into the Company, with the Company surviving. In connection with the latter merger, the Company changed its name to “Purple Beverage Company, Inc.” As a result of the Merger, the former stockholders of Venture held approximately 68% of the Company’s outstanding common shares at Closing. Further, as a result of the Merger, Venture was deemed to be the acquirer for accounting purposes. Accordingly, the results of operations represent the operations of Venture through December 12, 2007. The results of operations subsequent to that date reflect the operations of the Company. The Company has retroactively restated the net loss per share and the stockholders’ equity section of the balance sheet to reflect the reverse acquisition.

The Company is engaged in the development, marketing, and distribution of a unique line of beverage brands and products.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the period ended September 30, 2007 and notes thereto contained in the Report on Form 8-K/A of the Company, as filed with the Securities and Exchange Commission (the “Commission”) on December 17, 2007. Note that the results of operations for the three and six months ended March 31, 2008, are not necessarily indicative of the results for the full fiscal year ending September 30, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following summarize the more significant accounting and reporting policies and practices of the Company:

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, stock-based compensation, valuation of debt discounts, and the useful life of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company places its cash with a high credit quality financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. For the period ended March 31, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008, management has determined that an allowance is not necessary.

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
MARCH 31, 2008

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

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended March 31, 2008.

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheet for cash, accounts receivable, inventories, accounts payable, accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

Income Taxes

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the Company’s opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended March 31, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. During the three and six months ended March 31, 2008, the Company granted stock options to employees and third parties.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the three- and six-month periods ended March 31, 2008, totaled $590,830 and $716,674, respectively.

Shipping costs

Shipping costs are included in cost of goods sold and totaled $0 and $31,202 for the three- and six-month periods, respectively, ended March 31, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earning Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. The outstanding warrants, options and shares equivalent issuable pursuant to embedded conversion features at March 31, 2008, are excluded from the loss per share computation for that period due to their antidilutive effect. The Company’s common stock equivalents at March 31, 2008, include the following:

Convertible notes payable	750,000
Options	17,589,112
Warrants	8,104,500
26,443,612

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and notes payable. The Company’s investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment.

The Company performs on-going credit evaluations of its customer and, generally, does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations.

Concentration of suppliers

At March 31, 2008, approximately 100% of the Company’s raw materials were purchased primarily from two vendors. Management believes that it would be able to source all necessary raw materials with the exception of açai juice.

Concentration of sales and accounts receivable

For the three months ended March 31, 2008, three of the Company’s customers accounted for approximately 28%, 22%, and 10% of its revenues, respectively. For the six months ended March 31, 2008, one of the Company’s customers accounted for 55% of its revenues. All of the revenues from such customer were recognized during the three months ended December 31, 2007. During the three-month period ended March 31, 2008, the Company discontinued the specific product sold to such customer and introduced an updated formulation into the market. Prior to such discontinuance and introduction, such customer had commenced marketing of the product; but, in connection with such discontinuance and introduction, such customer returned all of such discontinued product to the Company for credit in the amount of $268,681 and the Company charged the related costs to marketing expense as of March 31, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefits of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. This Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company believes that its current accounting is consistent with this Staff Position.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of this interpretation did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1,“Definition of Settlement in FASB Interpretation No. 48.” This Staff Position provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under this Staff Position, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 160 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2008, the Company had an accumulated deficit of $15,161,441 and working capital of $2,498,377. Additionally, for the six months ended March 31, 2008, the Company incurred net losses of $14,148,403 and had negative cash flows from operations in the amount of $4,108,618. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. During the fiscal year ended September 30, 2007, the Company borrowed $750,000 for working capital purposes and sold common shares for net proceeds of $350,000. During the six months ended March 31, 2008, the Company sold common shares for net proceeds of $3,375,550, a stock subscription receivable of $2,264,601, and issued a note payable of $1,000,000. Additionally, the Company received net proceeds of $1,167,500 from the exercise of warrants during the six months ended March 31, 2008. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. As an example, the Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

NOTE 3 - INVENTORIES

At March 31, 2008, inventories consisted of the following:

Raw materials	$41,443
Finished goods	359,145
Total	$400,588

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2008, property and equipment consisted of the following:

	Estimated life	Amount
Computer equipment, office equipment, and furniture and fixtures	3-7 years	$41,118
Less: Accumulated depreciation		(5,236)
		$35,882

For the three and six months ended March 31, 2008, depreciation expense amounted to $2,696 and $4,131, respectively.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 – NOTES PAYABLE

Between May and July 2007, the Company issued unsecured term notes payable aggregating $750,000. The term notes bear 12% interest per annum and were to mature on the earlier of December 29, 2007, or on the date of initial closing of subsequent financing of equity or debt securities with gross proceeds exceeding $2,500,000. The Company recognized a total debt discount of $325,920 in connection with the issuance of these 12% term notes. In connection with the issuance of said notes, the Company issued 562,000 shares of common stock and granted 300,000 warrants to three investors exercisable at a price of $2.00 per share for a period of five years.

In December 2007, the Company amended and restated the terms and provisions of all three term notes. Under the terms of two of the amended and restated convertible term notes, the principal and accrued interest thereon was to mature on March 31, 2008, and prior to the maturity date, the payees under said notes have the right, in aggregate, at any time, or from time to time, to convert some or all of the notes payable into the Company’s common stock with a convertible rate of $1.00 per share or up to 500,000 (prior to the conversion of accrued interest) shares on a pro rata basis of the Company’s common stock, par value $0.001 per share; and in connection with such amendment of terms, the Company issued an aggregate of 100,000 shares of its common stock to such two debt holders. The Company valued these common shares at the fair market value on the date of grant, or $0.50 per share or approximately $50,000 based on the recent selling price of the Company’s common stock. Such amount has been recognized as interest expense. Under the terms of the other amended and restated convertible term note, the principal and accrued interest thereon was to mature on the earlier of December 29, 2007, or on the date of initial closing of subsequent financing of equity or debt securities with gross proceeds exceeding $2,500,000; and from and after the closing of the Merger (as defined in such amended and restated convertible term note), for a period of six months thereafter, the Company has the right, in aggregate, at any time, or from time to time, to convert some or all of the note payable into the Company’s common stock with a convertible rate of $1.00 per share or up to 250,000 shares on a pro rata basis of the Company’s common stock, par value $0.001 per share. Additionally, the third debt holder waived any default that could have occurred upon the maturity date in December 2007 through March 31, 2008.

On May 12, 2008, the debt (including accrued and unpaid interest) of each of the three debt holders was converted into the Company’s common stock at a ratio of one share of common stock for each $1.25 owed to each debt holder, resulting in an aggregate issuance of 664,504 shares of the Company’s common stock to the three debt holders.

In March 2008, the Company issued an unsecured note payable of $1,000,000. The note payable bears 5% interest per annum and matures on the earlier of April 25, 2008, or within 5 days of closing of subsequent financing of equity or debt securities with gross proceeds exceeding $1,000,000. In April 2008, the Company repaid the principal amount due under this promissory note amounting to $1,000,000.

Amortization of the debt discount amounted to approximately $155,228 during the six months ended March 31, 2008, and is included in interest expense. Accrued interest on the 12% and 5% notes payable amounted to approximately $74,207 and $2,778 respectively, as of March 31, 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leased its office space from a company owned by the Company’s CEO for approximately $28,000 during the six months ended March 31, 2008, and does not owe any amount to such related party at March 31, 2008. In January 2008, the Company entered into a 50-month sublease with a third party.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY

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

In November 2007, the Company issued 550,712 shares of common stock for advertising and promotional services in connection with a three-year agreement. The Company’s founder contributed 183,565 shares owned by him to the Company in connection with this agreement. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or $275,356 based on the recent selling price of the Company’s common stock, which has been recognized as advertising expense.

In December 2007, the Company agreed to issue 100,000 shares of common stock for advertising and promotional services in connection with a one year agreement. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or $50,000 based on the recent selling price of the Company’s common stock, which has been recognized as advertising expense.

In December 2007, the Company completed a private placement to accredited investors and received net proceeds of $2,745,550 from the sale of units consisting in the aggregate of 6,030,000 shares of its common stock and warrants to purchase 6,030,000 shares of common stock. The warrants are exercisable at $2.00 per share for a term of five years. Additionally, in connection with these private placements, the Company paid commissions to its placement agents of approximately $225,200 in cash, issued 281,500 shares of common stock, and granted 281,500 warrants exercisable at $2.00 per share for a term of five years, which have been allocated against paid-in-capital.

In December 2007, the Company amended the terms and provisions in connection with notes payable of two debt holders. Under the terms of the amended note agreements, the principal and accrued interest thereon will mature on March 31, 2008, and, in connection with such extension of terms, the Company issued an aggregate of 100,000 shares to such debt holders. The Company valued these common shares at the fair market value on the date of grant at $.50 per share or approximately $50,000 based on the recent selling price of the Company’s common stock, which has been recognized as interest expense. Further, as part of the amendments, the note became convertible at the option of the holders at a rate of $1.00 per share.

In December 2007, the Company obtained the approval of a majority of its stockholders to increase the authorized common shares from 50,000,000 to 412,500,000 shares of common stock at $0.001 par value.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

In January 2008, the Company issued 150,000 shares of common stock for advertising and promotional services in connection with a three year endorsement agreement. The Company valued these common shares at the fair market value on the date of grant at $1.55 per share or $232,500, which has been recognized as advertising expense.

In January 2008, the Company issued 125,000 shares of common stock for advertising and promotional services in connection with a one-month endorsement agreement. Additionally, under this agreement, the Company shall pay $10,000. The Company valued these common shares at the fair market value on the date of grant at $1.55 per share or $193,750, which has been recognized as advertising expense.

In February 2008, the Company issued 100,000 shares of common stock in connection with a convertible notes payable. The Company valued these common shares at the fair market value on the date of grant at $1.56 per share or $156,000, which has been recognized as interest expense.

In March 2008, the Company issued 160,000 shares of common stock for advertising and promotional services in connection with a one-month endorsement agreement. Additionally, under this agreement, the Company shall pay $25,000. The Company valued these common shares at the fair market value on the date of grant at $2.87 per share or $459,200, which has been recognized as advertising expense.

In March 2008, the Company completed a private placement to eight accredited investors for a total subscription receivable of $2,264,601 from the sale of an aggregate of 1,635,780 shares of its common stock. Additionally, in connection with this private placement, the Company paid commission to its placement agents through issuance of 250,000 shares of common stock, which have been allocated against paid-in-capital. In April 2008, the Company collected the subscription receivable amounting to $2,264,601 in connection with this private placement.

In March 2008, in connection with the exercise of stock warrants, the Company issued 934,000 shares of common stock for proceeds of $1,167,500. The Company offered a temporary reduction in the exercise price of certain of the warrants that it had granted as part of its December 2007 private placement. The per-share exercise price of the warrants was reduced from $2.00 to $1.25 from March 11, 2008, to April 2, 2008. As of the expiration date of the temporary reduction-in-exercise-price-period, the exercise price of the unexercised warrants reverted to their original $2.00 per share exercise price. In connection with the temporary reduction, the exercising warrant holders were granted an aggregate of 467,000 common stock purchase warrants on the basis of one new warrant for each two original warrants exercised. The terms of the new five-year warrants are substantially similar to the terms of the exercised warrants except that the per-share exercise price of the new warrants is $3.50.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

In connection with the exercise of the warrants, the Company agreed to register for re-sale the exercised shares and 30% of the other shares of common stock issued to the exercising warrant holders in connection with the December 2007 private placement. The Company also agreed to register for re-sale of the 1,635,786 shares of common stock that the Company sold and issued in the private offering in March 2008.

Pursuant to a Registration Rights Agreement between the Company and the exercising warrant holders, and a separate, substantially similar Registration Rights Agreement between the Company and the eight issuees in the private offering, the Company agreed to file a re-sale registration statement with the Securities and Exchange Commission on or before May 2, 2008, and to use its best efforts to cause the registration statement to be declared effective on or before June 30, 2008. The Company filed such registration statement on May 2, 2008.

The Company agreed to pay to the exercising warrant holders and to the eight issuees in the private offering certain liquidated damages as follows: (a) if the registration statement is not filed timely, then, for each 30-day period of delinquency and pro rata for any portion thereof until the registration statement has been filed, the Company will pay to each exercising warrant holder and to each private offering issuee an amount equal to 1.5% of the exercise price paid by each exercising warrant holder and purchase price paid by such issuee, as relevant, and (b) if the required registration statement is not declared effective by the Securities and Exchange Commission on a timely basis, then, for each 30-day period of delinquency and pro rata for any portion thereof until the registration statement has been declared effective, the Company will pay to each exercising warrant holder and to each private offering issuee an amount equal to 1.5% of the aggregate exercise price paid by each exercising warrant holder and purchase price paid by such issuee, as relevant. Such payments shall be made to each such qualifying holder in cash. However, the Company need only make one such series of liquidated damages payments for any period in which the Company is liable both for a failure to file the registration statement timely and for a failure for it to have been declared effective timely. If the registration statement has been declared effective timely, even if it had not been filed timely, any liquidated damages otherwise due shall be automatically waived.

Common Stock Warrants

In October 2007, in connection with a private placement, the Company granted 1,260,000 purchase warrants to investors. The warrants are exercisable at $2.00 per common share and expire in five years.

In December 2007, in connection with a private placement, the Company granted 6,030,000 purchase warrants to investors. The warrants are exercisable at $2.00 per common share and expire in five years. In connection with these private placements, the Company paid commissions and granted 281,500 warrants to its placement agents. The warrants are exercisable at $2.00 per share for a term of five years, which have been allocated against paid-in-capital.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants (continued)

In March 2008, the Company offered a temporary reduction in the exercise price of certain of the warrants that it had granted as part of its December 2007 private placement. The per-share exercise price of the warrants was reduced from $2.00 to $1.25 from March 11, 2008, to April 2, 2008. A total of 934,000 warrants were exercised, resulting in $1,167,500 of proceeds. As of the expiration date of the temporary reduction-in-exercise-price-period, the exercise price of the unexercised warrants reverted to their original $2.00 per share exercise price. In connection with the temporary reduction, the exercising warrant holders were granted an aggregate of 467,000 common stock purchase warrants on the basis of one new warrant for each two original warrants exercised. The terms of the new five-year warrants are substantially similar to the terms of the exercised warrants except that the per-share exercise price of the new warrants is $3.50.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2008, and changes during the period then-ended is as follows:

	March 31, 2008
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning period	1,000,000	$2.00
Granted	8,038,500	1.79
Exercised	(934,000)	1.25
Forfeited	-	-
Balance at end of period	8,104,500	$1.88

Warrants exercisable at end of period	8,104,500	$1.88
Weighted average fair value of warrants granted during the period		$1.79

The following table summarizes information about stock warrants outstanding at March 31, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$2.00	5,415,750	4.60 Years	$2.00	5,415,750	$2.00
1.25	2,221,750	4.70 Years	1.25	2,221,750	1.25
3.50	467,000	5.00 Years	3.50	467,000	3.50

	8,104,500		$1.88	8,104,500	$1.88

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

In December 2007, the Company adopted the 2007 Incentive Plan under which stock awards or options to acquire shares of the Company's common stock may be granted to employees and non-employees of the Company. The Company has authorized 10,000,000 shares of the Company's common stock for grant under the 2007 Plan. The 2007 Plan is administered by the Board of Directors and permits the issuance of options for the purchase of up to the number of available shares outstanding. Options granted under the 2007 Plan vest in accordance with the terms established by the Company's stock option committee and the 2007 Plan shall terminate ten years from its adoption. To date, there remain 180,000 shares underlying options to grant pursuant to the 2007 Plan.

In January 2008, the Company granted 1,500,000 stock options for advertising and promotional services in connection with a three-year endorsement agreement. The options are exercisable at $1.00 per share for a term of six months. The Company valued the stock options utilizing the Black-Scholes options pricing model at $0.63 per share or $945,000, which has been recognized as advertising expense.

In January 2008, the Company granted 500,000 stock options for advertising and promotional services in connection with a one-month endorsement agreement. The options are exercisable at $1.00 per share for a term of six months. The Company valued the stock options utilizing the Black-Scholes options pricing model at $0.63 per share or $315,000, which has been recognized as advertising expense.

In March 2008, the Company granted 1,414,286 stock options for advertising and promotional services in connection with a three-year endorsement agreement. The options are exercisable at $0.01 per share for a term of three years. The Company valued the stock options utilizing the Black-Scholes options pricing model at $2.86 per share or $4,044,858, which has been recognized as advertising expense.

In March 2008, the Company granted 50,000 stock options for advertising and promotional services in connection with a five-year marketing agreement. The options are exercisable at $1.12 per share for a term of five years. The Company valued the stock options utilizing the Black-Scholes options pricing model at $2.04 per share. For the six months ended March 31, 2008, total stock-based compensation charged to advertising expense for option-based arrangements amounted to $23,942. At March 31, 2008, there was approximately $78,000 of total unrecognized compensation expense related to this non-vested option-based compensation arrangements. This cost is expected to be recognized over a period of 3.92 years.

During the six months ended March 31, 2008, the Company granted an aggregate of 9,820,000 five year stock options to purchase common stock to the Chief Executive Officer and certain employees and non-employees of the Company at exercise prices of $0.50 per share. For the six months ended March 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $1,998,473. At March 31, 2008, there was approximately $1,114,000 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2007 Plan. These costs are expected to be recognized over a weighted average period of 2.70 years.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

During the six months ended March 31, 2008, the Company granted an aggregate of 4,304,826 options with terms ranging from five to ten year stock options to purchase common stock to the Chief Financial Officer and certain employees of the Company at exercise prices ranging from $0.80 to $2.79 per share. For the six months ended March 31, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $1,594,329. At March 31, 2008, there was approximately $8,092,000 of total unrecognized compensation expense related to non-vested option-based compensation. These costs are expected to be recognized over a weighted average period of 2.65 years.

A summary of the status of the Company’s outstanding stock options as of March 31, 2008, and changes during the period then ended is as follows:

	March 31, 2008
	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	-	$-
Granted	17,589,112	0.80
Exercised	-	-
Forfeited	-	-
Balance at end of period	17,589,112	$0.80

Options exercisable at end of period	9,796,103	$0.59
Weighted average fair value of options granted during the period		$1.04

The following table summarizes information about stock options outstanding at March 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.01	1,414,286	2.98 Years	$0.01	1,414,286	$0.01
0.50	9,820,000	4.70 Years	0.50	5,772,917	0.50
0.80	1,600,000	9.98 Years	0.80	-	-
1.12 -1.55	4,129,826	4.71 Years	1.52	2,592,511	1.11
2.17-2.79	625,000	8.90 Years	2.43	16,389	2.36

	17,589,112		$0.80	9,796,103	$0.59

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

March 31, 2008
Expected volatility	75%
Expected term	0.50 -10 Years
Risk-free interest rate	1.93%-3.41%
Expected dividend yield	0%

NOTE 8 - SUBSEQUENT EVENTS

In April 2008, the Company collected the subscription receivable amounting to $2,264,601 in connection with the private placement during March 2008.

In April 2008, the Company repaid the principal amount due under the promissory note issued in March 2008 amounting to $1,000,000.

In April 2008, the Company entered into a 27-month sublease agreement. The rental property is located in Weehawken, NJ. The lease requires the Company to pay monthly base rent of $4,082 plus pro rata share of operating expenses.

In April 2008, the Company issued 150,000 shares of common stock for services rendered. The fair value of such shares amounted to approximately $406,500 and has been recognized as a business expense.

In May 2008, the Company entered into a one year lease agreement. The rental property is located in Franklin, MA. The lease requires the Company to pay monthly base rent of $1,500 plus pro rata share of operating expenses.

Between April 2008 and May 5, 2008, the Company granted an aggregate of 1,741,000 five-year stock options to purchase common stock to certain employees of the Company at exercise prices ranging from $2.70 to $3.10 per share. The Company valued these options utilizing the Black-Scholes options pricing model ranging from $1.89 to $2.06 per share or approximately $3,433,000.

In May 2008, three of the Company’s debt holders converted their respective debt (including accrued but unpaid interest) into the Company’s common stock at a ratio of one share of common stock for each $1.25 owed to each debt holder, resulting in an aggregate issuance of 664,504 shares of the Company’s common stock to the three debt holders.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Recent Events

Prior to December 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On December 12, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Venture Beverage Company, with such private company being the surviving company. Immediately thereafter, Venture Beverage Company merged with and into us, and we survived. In connection with the latter merger, we changed our name to “Purple Beverage Company, Inc.”

In connection with this reverse merger, we discontinued our former business and succeeded to the business of Venture Beverage Company as our sole line of business. For financial reporting purposes, Venture Beverage Company, and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Venture Beverage Company and do not include our historical financial results. All costs associated with the reverse merger, other than financing related costs in connection with the simultaneous sale of $3,015,000 of units consisting of common stock and warrants and the costs related to the repurchase of securities from two former stockholders, were expensed as incurred.

Overview

We develop, market, and distribute unique beverage brands and products that are positioned as “better for you” beverages and are targeted to the growing category of “new age/functional” beverage consumers. We own the rights to the “Purple™” brand, a new functional beverage that contains a high level of anti-oxidants that are found in seven different natural fruit juices that combine to make our product. We launched Purple in the summer of 2007.

As our business began on May 8, 2007, we have not provided any historical comparative analysis below.

Results of Operations

Our business began on May 8, 2007. Accordingly, no comparisons exist for the prior period.

Net Sales

Our sales during the three and six months ended March 31, 2008, amounted to $215,460 and $474,254, respectively, and comprise of revenues related to the sale of our beverage product, Purple. For the three months ended March 31, 2008, three of the Company’s customers accounted for approximately 28%, 22%, and 10% of its revenues, respectively. For the six months ended March 31, 2008, one of the Company’s customers accounted for 55% of its revenues. All of the revenues from such customer were recognized during the three months ended December 31, 2007. During the three-month period ended March 31, 2008, the Company discontinued the specific product sold to such customer and introduced an updated formulation into the market. Prior to such discontinuance and introduction, such customer had commenced marketing of the product; but, in connection with such discontinuance and introduction, such customer returned all of such discontinued product to the Company for credit in the amount of $268,681 and the Company charged the related costs to marketing expense as of March 31, 2008. Although we recognized sales during the three and six months ended March 31, 2008, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

The cost of sales during the three and six months ended March 31, 2008, amounted to $202,671 and 457,164, respectively. Our cost of sales includes the manufacturing costs of our proprietary brand and warehouse and distribution costs. The cost of sales as a percentage of sales was approximately 94% and 96% for the three and six months ended March 31, 2008, respectively. We anticipate that our cost of sales will decrease and related gross profit margins will increase for the remainder of our current fiscal year due to the refinement of our production process in strategically located production facilities and from expected economies of scale in the purchasing of raw materials.

Operating Expenses

Total operating expenses for the three and six months ended March 31, 2008, were $12,136,768 and $13,755,860, respectively, and consisted of the following:

	Three months ended March 31, 2008	Six months ended March 31, 2008
Compensation expense and related taxes	$3,685,480	$3,861,499
Advertising and marketing	7,744,910	8,519,240
Professional fees	152,330	395,640
Consulting fees	322,106	533,108
Other selling, general and administrative	231,942	446,373

Total	$12,136,768	$13,755,860

•
compensation expense and related taxes were attributable to salaries, benefits, and related taxes to our officers and employees. For the six months ended March 31, 2008, we recorded non-cash expenses of $3,430,727 related to stock-based compensation expense, which includes approximately $3,134,000 attributable to options granted to our Chief Executive Officer and Chief Financial Officer. Stock-based compensation - options represented approximately 25% of our total operating expenses for the six months ended March 31, 2008 and approximately 28% for the three months ended March 31, 2008. Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. We anticipate that compensation expense will increase during the remainder of our current fiscal year as we continue to build the Purple brand, which will require additional market activation personnel and support staff.

•
advertising and marketing expenses represent our brand development and promotional expenses for our proprietary brand. These expenses include promotional spending at point of sale. For the six months ended March 31, 2008, we issued 1,085,712 shares of common stock for advertising and promotional services valued at approximately $1,211,000. Additionally, we recorded non-cash expenses of $5,438,571 related to stock-based expense, primarily attributable to options granted in connection with endorsement agreements entered into during the six months ended March 31, 2008. We also recorded non-cash marketing expenses due to the discontinuation of the inventory items sold to one of our customers and the introduction of a new product formula into the market during the quarter ended March 31, 2008; we credited the customer’s account for the balance due in the amount of $268,681 and charged the related costs to marketing expense as of March 31, 2008. We anticipate that our advertising and marketing expenses, in both cash and equity components, will continue to increase for the remainder of our current fiscal year, subject to our ability to generate operating capital.

•
professional fees represent both accounting and legal fees. We anticipate that our professional fees will continue to increase for the remainder of our current fiscal year as we continue to raise additional working capital and implement Section 404 of the Sarbanes-Oxley Act.

•
consulting fees were primarily attributable to expenses related to financial advisory and public relations services. For the six months ended March 31, 2008, we recorded non-cash expenses of $52,304 related to stock-based expense, attributable to options granted to consultants for business advisory services. We anticipate that consulting fees in both cash and equity components will increase during the remainder of our current fiscal year as we continue to raise additional operating capital and grow our Purple brand.

•
other selling, general and administrative expenses include rent expense, travel expense, office, supplies, telephone and communications expenses, and other expenses. We anticipate that these expenses will continue to increase during the remainder of our current fiscal year as we continue to grow our Purple brand.

Loss from Operations

We reported a loss from operations of $12,123,979 and $13,738,770 for the three and six months ended March 31, 2008, respectively.

Other Expenses

For the three and six months ended March 31, 2008, interest expense amounted to $183,281 and $412,537, respectively. Of such amount, approximately $155,228 was attributable to amortization of the debt discount in connection with the issuance of the 12% notes payable, all of which was included in interest expense for the six-month period ended March 31, 2008, and none of which was included in interest expense for the three-month period then ended. We recognized interest expense on the 12% and 5% notes payable, which amounted to a total of approximately $29,000 and $51,000 during the respective three and six months ended March 31, 2008. Additionally, we issued 100,000 shares of common stock to two debt holders, which shares were valued at approximately $50,000 in connection with the extension of maturity date from December 2007 to March 31, 2008. Such amount was included in interest expense solely for the six months ended March 31, 2008. In February 2008, we issued an additional 100,000 shares of common stock in connection with the convertible notes payable and valued these common shares at the fair market value on the date of issuance, which was $1.56 per share or $156,000. Such amount was included in interest expense for the three and six months ended March 31, 2008.

Net Loss

We reported a net loss of $12,304,356 and $14,148,403 for the three and six months ended March 31, 2008, respectively, which translates to basic and diluted net loss per common share of $0.22 during the three months ended March 31, 2008, and basic and diluted net loss per common share of $0.27 during the six months ended March 31, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2008, we had a cash balance of $1,414,541 and working capital of $2,498,377. We have been funding our operations though the sale of our common stock and a short-term bridge note; additionally, last fiscal year we borrowed $750,000 for operating capital purposes. During the six months ended March 31, 2008, we sold 8,925,780 shares of common stock for net proceeds of $3,375,550 and subscriptions receivable of $2,264,601. In April 2008, we collected the subscriptions receivable. Additionally, we received net proceeds of $1,167,500 from the exercise of warrants and issued a note payable of $1,000,000 during the six months ended March 31, 2008. We repaid this note payable in April 2008. Our balance sheet at March 31, 2008 reflects convertible notes payable amounting to $750,000, which were to have matured on the earlier of December 29, 2007, or on the date of initial closing of subsequent financing of equity or debt securities with gross proceeds exceeding $2,500,000. These loans bear annual interest at 12% and are unsecured. In December 2007, we amended the terms and provisions of the convertible notes payable to two of three debt holders. Under the terms of their amended convertible note agreements, the principal and accrued interest thereon matured on March 31, 2008. Additionally, the third debt holder waived any default that could have occurred upon the maturity date in December 2007 through March 31, 2008. On May 12, 2008, each of the three debt holders converted their respective debt (including accrued and unpaid interest) into our common stock at a ratio of one share of common stock for each $1.25 owed to each debt holder, resulting in an aggregate issuance of 664,504 shares of our common stock to the three debt holders.

Net cash flows used in operating activities for the six months ended March 31, 2008, amounted to $4,108,618 and were primarily attributable to our net losses of $14,148,403, offset by stock-based expenses of $10,338,376, depreciation of $4,131, non-cash marketing expense of $268,681, amortization of debt discount of $155,228, and changes in assets and liabilities of $726,631, which includes $339,158 of accounts receivable, $254,647 of inventory, $458,794 of other current assets, $231,451 of accounts payable, and $94,517 of accrued expenses. Net cash flows used in investing activities for the six months ended March 31, 2008, amounted to $29,781 and were primarily attributable to the purchase of property and equipment. Net cash flows provided by financing activities were $5,483,050 for the six months ended March 31, 2008. Further, for the six months ended March 31, 2008, we received net proceeds from the sale of our common stock and exercise of warrants of $3,375,550 and $1,167,500, respectively. Additionally, we received proceeds from the issuance of notes payable of $1,000,000 and paid $60,000 in connection with a stock repurchase agreement upon the Merger closing.

We also reported a net increase in cash during the period ended March 31, 2008, of $1,344,651. At March 31, 2008, we had cash on hand of $1,414,541. We currently have no material commitments for capital expenditures. Other than such funds, we presently have no other alternative source of operating capital. We may not have sufficient capital to fund the expansion of our operations and to provide capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not presently have any firm commitments for any additional capital, and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations if we do not raise significant additional working capital, in which event investors could lose their entire investment in us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at March 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (the “FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141,“Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report, our management, which is responsible for establishing and maintaining adequate internal control over financial reporting, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Certifications appearing immediately following the signatures section of this report are Certifications of our Chief Executive Officer and Chief Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Our management, which includes our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to (i) give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Employees

In connection with commencements of employment, between the dates of January 2, 2008 and March 31, 2008, we granted to each of 11 employees a 5-year non-qualified stock option to purchase, in aggregate, up to 541,000 shares of our common stock at exercise prices that reflected the fair market value on the dates of grant, which ranged between $1.41 and $2.79. Each of the options vests and becomes exercisable over a three-year period, with the first one-third vesting on the first anniversary of the date of grant, the second one-third on the second anniversary of the date of grant, and the final one-third on the third anniversary of the date of grant, assuming that such employee is employed by us as of such dates.

The grants were made in reliance on Rule 505 under Regulation D as promulgated by the SEC. We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the grants were made to 11 persons, all of whom received applicable disclosure materials, and (iii) transfer of the options was restricted in accordance with the requirements of the Securities Act of 1933 (including legending the option agreement).

Endorsement Agreement

In connection with an endorsement agreement, on March 1, 2008, we granted to each of two accredited investors pursuant to such endorsement agreement a five-year stock option to purchase up to 25,000 shares of our common stock at an exercise price of $1.12. These options vest and become exercisable over a four-year period, with one-fifth vesting on the date of grant and another one-fifth vesting on each anniversary of the date of grant, with the last one-fifth vesting on the fourth anniversary of the date of grant. The options shall vest in their entirety, however, upon the consummation of (i) any transaction, the result of which the beneficial owners of our outstanding equity securities immediately preceding the closing of such transaction beneficially own no more than 20% of our outstanding equity securities immediately following the closing of such transaction, or (ii) the sale of all or substantially all of our assets.

The grants were made in reliance on Rule 506 under Regulation D promulgated by the SEC. We believes that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the grants of options were made to two persons, each of whom was an accredited investor, and (iii) transfer of the securities was restricted in accordance with the requirements of the Securities Act of 1933 (including legending the option agreement).

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Red Carpet Entertainment, Inc., Venture Beverage Company, and Purple Acquisition Corp., dated December 12, 2007 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A of the Company filed with the Securities and Exchange Commission on December 17, 2007 (the “December 8-K/A”)).

3.1
Composite Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the Securities and Exchange Commission on May 2, 2008 (the “May S-1”)).

3.2
By-laws of Red Carpet Entertainment, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 of the Company filed with the Securities and Exchange Commission on December 28, 2006 (the “2006 SB-2”)).

10.1	Employment Agreement, dated as of December 12, 2007, between the Company and Theodore Farnsworth (Incorporated by reference to Exhibit 10.1 to the December 8-K/A).

10.2	Venture Beverage Company 2007 Incentive Plan (Incorporated by reference to Exhibit 10.2 to the December 8-K/A).

10.3	Form of Nonqualified Stock Option Award Agreement under the 2007 Incentive Plan (Incorporated by reference to Exhibit 10.3 to the December 8-K/A).

10.4	Form of Lock-Up Agreement, dated as of December 12, 2007, by and between the Company and each of certain stockholders (Incorporated by reference to Exhibit 10.4 to the December 8-K/A).

10.5	Form of Subscription Agreement, dated as of May 10, 2007, by and between Venture Beverage Company and certain stockholders (Incorporated by reference to Exhibit 10.5 to the December 8-K/A).

10.6
Form of Common Stock Purchase Warrant, dated between May 17 and October 24, 2007, issued by Venture Beverage Company to certain stockholders. (Incorporated by reference to Exhibit 10.6 to the December 8-K/A).

10.7	Form of Subscription Agreement, dated as of December 12, 2007, by and between the Company and certain stockholders (Incorporated by reference to Exhibit 10.7 to the December 8-K/A).

10.8	Form of Common Stock Purchase Warrant, dated as of December 12, 2007, issued by the Company to certain stockholders (Incorporated by reference to Exhibit 10.8 to the December 8-K/A).

10.9
Stock Repurchase Agreement, made and entered into as of December 12, 2007, by and between Red Carpet Entertainment, Inc. and Christopher Johnson and Lissa Johnson (Incorporated by reference to Exhibit 10.9 to the December 8-K/A).

10.10
Consulting Agreement, dated December 1, 2007, by and between the Company and Esquire Sports Marketing, L.L.C. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-QSB of the Company filed with the Securities and Exchange Commission on February 14, 2008 (“February 10-QSB”)).

10.11	Agreement, dated January 18, 2008, by and between the Company and Esquire Sports Marketing, L.L.C. (Incorporated by reference to Exhibit 10.11 to the February 10-QSB).

10.12	Endorsement Agreement, entered into as of January 18, 2008 by and between the Company and Torii Hunter (Incorporated by reference to Exhibit 10.12 to the February 10-QSB).

10.13	Sublease Agreement, made as of January 22, 2008, by and between the Company and Fisher and Phillips, LLP (Incorporated by reference to Exhibit 10.13 to the February 10-QSB).

10.14
Promissory Note, dated March 11, 2008, issued by the Company to GRQ Consultants, Inc. in the principal sum of $1,000,000 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on March 17, 2008).

10.15
Amendment to Subscription Agreement and to Common Stock Purchase Warrant to Purchase Shares of Common Stock of the Company, dated April 2, 2008, by and between the Company and certain persons, who were parties to the December 12, 2007, Subscription Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on April 4, 2008 (the “April 8-K”)).

10.16	Common Stock Purchase Warrant, dated April 2, 2008, issued by the Company in favor of the exercising warrant holders. (Incorporated by reference to Exhibit 10.2 to the April 8-K).

10.17	Addendum to Subscription Agreement, dated April 2, 2008, by and between the Company and the parties thereto (Incorporated by reference to Exhibit 10.3 to the April 8-K).

10.18	Registration Rights Agreement, dated April 2, 2008, by and between the Company and the exercising warrant holders (Incorporated by reference to Exhibit 10.4 to the April 8-K).

10.19	Registration Rights Agreement, dated April 2, by and between the Company and the parties thereto (Incorporated by reference to Exhibit 10.5 to the April 8-K).

10.20	Agreement, dated March 25, 2008, by and between the Company and Esquire Sports Marketing, L.L.C. (Incorporated by reference to Exhibit 10.20 to the May S-1).

10.21	Endorsement Agreement, entered into as of March 25, 2008 by and between the Company and Mariano Rivera (Incorporated by reference to Exhibit 10.21 to the May S-1).

10.22	Employment Agreement, dated as of March 19, 2008, by and between the Company and Michael W. Wallace (Incorporated by reference to Exhibit 10.22 to the May S-1).

10.23	Option Award Agreement, effective March 25, 2008, representing a grant of a nonqualified stock option by the Company to Mariano Rivera (Incorporated by reference to Exhibit 10.23 to the May S-1).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE BEVERAGE COMPANY, INC.

By: /s/ Theodore Farnsworth
May 15, 2008	Theodore Farnsworth
Chief Executive Officer

By: /s/ Michael Wallace
May 15, 2008	Michael Wallace
Chief Financial Officer