Form 10QSB/A
period 2008-03-31
Purple Beverage Company, Inc.
filed 2008-07-30
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,451,449 shares of common stock issued and outstanding at July 29, 2008.

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

PURPLE BEVERAGE COMPANY, INC.
BALANCE SHEET
(As Restated - See Note 9)

March 31, 2008
Unaudited
ASSETS
CURRENT ASSETS:
Cash	$1,414,541
Accounts receivable	149,343
Stock subscription receivable	2,264,601
Inventories	400,588
Prepaid expenses and other current assets	481,811

Total current assets	4,710,884

PROPERTY AND EQUIPMENT, net	35,882

Total assets	$4,746,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Convertible notes payable, net of discount of $0 and $155,228, respectively	$750,000
Notes payable	1,000,000
Accounts payable	342,318
Accrued expenses	120,189

Total liabilities	2,212,507

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.001 par value, 412,500,000 shares authorized; 58,340,545 and 37,113,993 shares issued and outstanding,respectively	58,341
Additional paid-in capital	17,637,359
Accumulated deficit	(15,161,441)

Total stockholders' equity (deficiency)	2,534,259

Total liabilities and stockholders' equity (deficiency)	$4,746,766

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF OPERATIONS
(As Restated - See Note 9)

	For the three months ended	For the six months ended
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Net sales	$215,460	$215,460

Cost of sales	202,671	202,671

Gross profit	12,789	12,789

Operating expenses:
Compensation expense and related taxes	3,685,480	3,861,499
Advertising and marketing	7,470,918	8,436,073
Professional fees	152,330	395,640
Consulting fees	322,106	533,108
Other selling, general and administrative	258,942	446,373

Total operating expenses	11,889,776	13,672,693

Loss from operations	(11,876,987)	(13,659,904)

Other expense:
Interest income	2,904	2,904
Interest expense	(183,281)	(412,537)

Total other expense	(180,377)	(409,633)

Net loss	$(12,057,364)	$(14,069,537)

Net loss per common share - basic and diluted	$(0.22)	$(0.27)

Weighted average number of shares outstanding - basic and diluted	55,281,755	52,479,099

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS
For the six months ended March 31, 2008
(Unaudited)
(As Restated - See Note 9)

Cash flows from operating activities:
Net loss	$(14,069,537)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,131
Common stock issued for services	1,210,806
Common stock issued for interest in connection with notes payable	205,968
Fair value of options issued for services	8,921,602
Amortization of debt discount charged to interest expense	155,228
Changes in assets and liabilities:
Accounts receivable	(149,343)
Inventories	(254,647)
Prepaid expense and other current assets	(458,794)
Accounts payable	231,451
Accrued expenses	94,517

Total adjustments	9,960,919

Net cash used in operating activities	(4,108,618)

Cash flows from investing activities:
Purchase of property and equipment	(29,781)

Net cash used in investing activities	(29,781)

Cash flows from financing activities:
Proceeds from notes payable	1,000,000
Payment in connection with the stock purchase agreement	(60,000)
Net proceeds from exercise of warrants	1,167,500
Net proceeds from sale of common stock	3,375,550

Net cash provided by financing activities	5,483,050

Net increase in cash	1,344,651

Cash - beginning of period	69,890

Cash - end of period	$1,414,541

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$-
Income taxes	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for stock subscription receivable	$2,264,601

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

Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product has been shipped, the sales price to the customer is fixed or determinable, and our ability to collect the receivable is reasonably assured. The Company does not ship product without receipt of an official order from the customer. The customer does not have the right to return the product except for matters related to manufacturing defects on our part. The Company regularly reviews our policies for sales allowances and, if deemed appropriate, the Company retains those policies based on available, historical trends; net sales are inclusive of these estimated allowances. The Company primarily sells its product to distributors and recognize revenue upon shipment to them, as opposed to recognizing revenue upon their resale of the product to the ultimate customers. In limited cases where the Company adjusts ownership of the product after shipment to the distributor, the Company defers recognition of the revenue until such time as the product is sold to the ultimate customer and all other revenue recognition criteria have been satisfied.

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

Concentration of sales and accounts receivable

For the three and six months ended March 31, 2008, three of the Company’s customers accounted for approximately 28%, 22%, and 10% of its revenues, respectively.

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

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At March 31, 2008, the Company had an accumulated deficit of $15,161,441 and working capital of $2,498,377. Additionally, for the six months ended March 31, 2008, the Company incurred net losses of $14,069,537 and had negative cash flows from operations in the amount of $4,108,618. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. During the fiscal year ended September 30, 2007, the Company borrowed $750,000 for working capital purposes and sold common shares for net proceeds of $350,000. During the six months ended March 31, 2008, the Company sold common shares for net proceeds of $3,375,550, a stock subscription receivable of $2,264,601, and issued a note payable of $1,000,000. Additionally, the Company received net proceeds of $1,167,500 from the exercise of warrants during the six months ended March 31, 2008. Management intends to attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect. As an example, the Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

NOTE 9 - RESTATEMENT

For the six months ended March 31, 2008 the Company revised its accounting treatment relating to the recognition of revenue from a certain distributor. The Company initially recorded a sale and related accounts receivable from such distributor. Subsequently, the Company determined that such revenue should have not been recorded in accordance with its revenue recognition criteria. Such sales from the distributor were subsequently charged to marketing expense upon non collection of sales. Accordingly, the Company has adjusted its financial statements as follows:

1. Statement of Operations:

a) For the six months ended March 31, 2008, net sales decreased by $258,794 and cost of sales decreased by $254,493 which reflects a decrease in gross profit of $4,301 due to the reversal of the sale to such distributor.

b) For the six months ended March 31, 2008, total operating expenses decreased by $83,167 which reflects a decrease in marketing expenses of $83,167. For the three months ended March 31, 2008, total operating expenses decreased by $246,992 which reflects a decrease in marketing expenses of $273,992 and an increase in other selling, general and administrative expense of $27,000 due to a bad debts adjustment.

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

Net Sales

Our sales during the three and six months ended March 31, 2008, amounted to $215,460 and $215,460, respectively, and comprise of revenues related to the sale of our beverage product, Purple. For the three months ended March 31, 2008, three of the Company’s customers accounted for approximately 28%, 22%, and 10% of its revenues, respectively. Although we recognized sales during the three and six months ended March 31, 2008, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

The cost of sales during the three and six months ended March 31, 2008 amounted to $202,671. Our cost of sales includes the manufacturing costs of our proprietary brand and warehouse and distribution costs. The cost of sales as a percentage of sales was approximately 94% and 94% for the three and six months ended March 31, 2008, respectively. We anticipate that our cost of sales will decrease and related gross profit margins will increase for the remainder of our current fiscal year due to the refinement of our production process in strategically located production facilities and from expected economies of scale in the purchasing of raw materials.

Operating Expenses

Total operating expenses for the three and six months ended March 31, 2008, were $11,889,776 and $13,672,693, respectively, and consisted of the following:

	Three months ended March 31, 2008	Six months ended March 31, 2008
Compensation expense and related taxes	$3,685,480	$3,861,499
Advertising and marketing	7,470,918	8,436,073
Professional fees	152,330	395,640
Consulting fees	322,106	533,108
Other selling, general and administrative	258,942	446,373

Total	$11,889,776	$13,672,693

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

•
advertising and marketing expenses represent our brand development and promotional expenses for our proprietary brand. These expenses include promotional spending at point of sale. For the six months ended March 31, 2008, we issued 1,085,712 shares of common stock for advertising and promotional services valued at approximately $1,211,000. Additionally, we recorded non-cash expenses of $5,438,571 related to stock-based expense, primarily attributable to options granted in connection with endorsement agreements entered into during the six months ended March 31, 2008. These expenses also include $254,942 worth of inventory that was disposed of due to our decision to change the formula of our product. We anticipate that our advertising and marketing expenses, in both cash and equity components, will continue to increase for the remainder of our current fiscal year, subject to our ability to generate operating capital.

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

Loss from Operations

We reported a loss from operations of $11,876,987 and $13,659,904 for the three and six months ended March 31, 2008, respectively.

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

Net Loss

We reported a net loss of $12,057,364 and $14,069,537 for the three and six months ended March 31, 2008, respectively, which translates to basic and diluted net loss per common share of $0.22 during the three months ended March 31, 2008, and basic and diluted net loss per common share of $0.27 during the six months ended March 31, 2008.

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

Net cash flows used in operating activities for the six months ended March 31, 2008, amounted to $4,108,618 and were primarily attributable to our net losses of $14,069,537, offset by stock-based expenses of $10,338,376, depreciation of $4,131, amortization of debt discount of $155,228, and changes in assets and liabilities of $536,816, which includes $149,343 of accounts receivable, $254,647 of inventory, $458,794 of other current assets, $231,451 of accounts payable, and $94,517 of accrued expenses. Net cash flows used in investing activities for the six months ended March 31, 2008, amounted to $29,781 and were primarily attributable to the purchase of property and equipment. Net cash flows provided by financing activities were $5,483,050 for the six months ended March 31, 2008. Further, for the six months ended March 31, 2008, we received net proceeds from the sale of our common stock and exercise of warrants of $3,375,550 and $1,167,500, respectively. Additionally, we received proceeds from the issuance of notes payable of $1,000,000 and paid $60,000 in connection with a stock repurchase agreement upon the Merger closing.

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

Revenue Recognition
The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product has been shipped, the sales price to the customer is fixed or determinable, and our ability to collect the receivable is reasonably assured. The Company does not ship product without receipt of an official order from the customer. The customer does not have the right to return the product except for matters related to manufacturing defects on our part. The Company regularly reviews our policies for sales allowances and, if deemed appropriate, we adjust those policies based on available, historical trends; net sales are inclusive of these estimated allowances. The Company primarily sells its product to distributors and recognize revenue upon shipment to them, as opposed to recognizing revenue upon their resale of the product to the ultimate customers. In limited cases where the Company retains ownership of the product after shipment to the distributor, the Company defers recognition of the revenue until such time as the product is sold to the ultimate customer and all other revenue recognition criteria have been satisfied.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefits of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We believe the adoption of this interpretation did not have an impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We believe the adoption of this interpretation did not have an impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosures using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We believe the adoption of SAB 108 did not have an impact on our financial statements.

In December 2006, FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” was issued. This Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” We believe that our current accounting is consistent with this Staff Position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We believe the adoption of this interpretation did not have an impact on our financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This Staff Position provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under this Staff Position, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact, if any, the adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact the adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

PURPLE BEVERAGE COMPANY, INC.

By: /s/ Theodore Farnsworth
July 29, 2008	Theodore Farnsworth
Chief Executive Officer

By: /s/ Michael Wallace
July 29, 2008	Michael Wallace
Chief Financial Officer