Form 10QSB
period 2008-06-30
Purple Beverage Company, Inc.
filed 2008-08-14
CIK 1178513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,801,449 shares of common stock issued and outstanding at August 13, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PURPLE BEVERAGE COMPANY, INC.
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE, 2008

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

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of or Plan of Operation. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PURPLE BEVERAGE COMPANY, INC.
BALANCE SHEET

June 30, 2008
Unaudited
ASSETS
CURRENT ASSETS:
Cash	$8,709
Accounts receivable, net	881,726
Inventories	1,090,548
Prepaid expenses and other current assets	370,470

Total current assets	2,351,453

PROPERTY AND EQUIPMENT, net	124,795

OTHER ASSETS	26,848

Total assets	$2,503,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Notes payable	593,000
Accounts payable	1,367,190
Accrued expenses	675,832
Deferred revenue	576,000

Total liabilities	3,212,022

STOCKHOLDERS' DEFICIENCY:
Common stock, $.001 par value, 412,500,000 shares authorized; 60,661,405 shares issued and outstanding	60,662
Additional paid-in capital	23,903,980
Accumulated deficit	(24,673,568)

Total stockholders' deficiency	(708,926)

Total liabilities and stockholders' deficiency	$2,503,096

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF OPERATIONS

	For the three months ended	For the nine months ended
	June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)

Net sales	$365,494	$544,869

Cost of sales	354,099	536,289

Gross profit	11,395	8,580

Operating expenses:
Compensation expense and related taxes	2,843,723	7,223,366
Advertising and marketing	1,176,077	8,766,355
Professional and consulting	3,801,663	4,796,015
Other selling, general and administrative	642,759	1,335,574

Total operating expenses	8,464,222	22,121,310

Loss from operations	(8,452,827)	(22,112,730)

Other expense:
Interest income	1,149	4,052
Interest expense	(1,060,450)	(1,472,987)

Total other expense	(1,059,301)	(1,468,935)

Net loss	$(9,512,128)	$(23,581,665)

Net loss per common share - basic and diluted	$(0.16)	$(0.45)

Weighted average number of shares outstanding - basic and diluted	59,873,164	52,204,756

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
STATEMENT OF CASH FLOWS

For the nine months ended
June 30, 2008
(Unaudited)

Cash flows from operating activities:
Net loss	$(23,581,665)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,299
Common stock issued for services	4,422,976
Common stock issued for interest in connection with notes payable	1,053,968
Warrants issued for interest in connection with notes payable	201,550
Fair value of options issued for services	10,097,037
Amortization of debt discount charged to interest expense	155,228
Changes in assets and liabilities:
Accounts receivable	(881,726)
Inventories	(944,607)
Prepaid expense and other current assets	(377,497)
Accounts payable	1,342,842
Accrued expenses	650,161
Deferred revenue	576,000

Total adjustments	16,306,231

Net cash used in operating activities	(7,275,434)

Cash flows from investing activities:
Purchase of property and equipment	(124,862)

Net cash used in investing activities	(124,862)

Cash flows from financing activities:
Proceeds from notes payable	1,593,000
Principal payment on notes payable	(1,000,000)
Payment in connection with the stock purchase agreement	(60,000)
Net proceeds from exercise of warrants	1,167,600
Net proceeds from sale of common stock	5,638,515

Net cash provided by financing activities	7,339,115

Net decrease in cash	(61,181)

Cash - beginning of period	69,890

Cash - end of period	$8,709

Supplemental disclosure of cash flow information:
Cash paid for :
Interest	$740
Income taxes	$-

See notes to unaudited financial statements.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the period ended September 30, 2007 and notes thereto contained in the Registration Statement on Form S-1/A of the Company, as filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2008. Note that the results of operations for the three and nine months ended June 30, 2008, are not necessarily indicative of the results for the full fiscal year ending September 30, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The Company places its cash with a high credit quality financial institution. Accounts at this institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of the period ending June 30, 2008, the Company’s bank balance does not exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2008 the allowance is $39,987.

Accounts receivable	$921,713
Allowance for doubtful accounts	(39,987)
Total	$881,726

Inventories

Inventories are stated at the lower of cost or market utilizing the first-in, first-out method and consist of raw materials and other direct costs related to the Company’s products. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. As of June 30, 2008, the Company estimates an inventory reserve is not necessary.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended June 30, 2008.

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheet for cash, accounts receivable, inventories, accounts payable, accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

Income Taxes

Under the asset and liability method of FASB Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the Company’s opinion it is likely that some portion or the entire deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. Due to ongoing losses and the establishment of a valuation allowance to offset deferred tax assets, the Company did not record a tax provision for the period ended June 30, 2008.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. During the three and six months ended June 30, 2008, the Company granted stock options to employees and third parties.

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

Revenue Recognition

The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product has been shipped, the sales price to the customer is fixed or determinable, and our ability to collect the receivable is reasonably assured. The Company does not ship product without receipt of an official order from the customer. The customer does not have the right to return the product except for matters related to manufacturing defects on our part. The Company regularly reviews our policies for sales allowances and, if deemed appropriate, the Company adjusts those policies based on available, historical trends; net sales are inclusive of these estimated allowances. The Company primarily sells its product to distributors and recognizes revenue upon shipment to them, as opposed to recognizing revenue upon the resale of the product to the ultimate end-customers. In limited cases where the Company retains ownership of the product after shipment to the distributor, the Company defers recognition of the revenue until such time ownership is transferred to the customer and all other revenue recognition criteria have been satisfied.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three- and nine-month periods ended June 30, 2008, totaled $898,327 and $1,857,803, respectively.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. The outstanding warrants, options and shares equivalent issuable pursuant to embedded conversion features at June 30, 2008, are excluded from the loss per share computation for that period due to their anti-dilutive effect. The Company’s common stock equivalents at June 30, 2008, include the following:

Options	19,970,112
Warrants	8,304,500
28,274,612

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company’s investment policy is to invest in low risk, highly liquid investments. The Company does not believe it is exposed to any significant credit risk in its cash investment. The Company performs on-going credit evaluations of its customer and, generally, does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management’s expectations.

Concentration of suppliers

At June 30, 2008, approximately 100% of the Company’s raw materials were purchased primarily from three vendors. Management believes as the Company matures it will be in a position to utilize other vendors to source its raw materials.

Concentration of sales and accounts receivable

For the nine months ended June 30, 2008, two customers accounted for 17 and 15 percent of revenues, respectively. For the three months ended June 30, 2008 three customers accounted for 19, 16 and 15 percent of revenues, respectively.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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
JUNE 30, 2008

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48 . ” This Staff Position provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under this Staff Position, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements are prepared assuming the Company will continue as a going concern. At June 30, 2008, the Company had an accumulated deficit of $24,673,568 and negative working capital of $860,569. Additionally, for the nine months ended June 30, 2008, the Company incurred net losses of 23,581,665 and had negative cash flows from operations in the amount of $7,275,434. The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. During the fiscal year ended September 30, 2007, the Company borrowed $750,000 for working capital purposes and sold common shares for net proceeds of $350,000. The $750,000 of notes payables were converted into common stock during the period ended June 30, 2008. During the nine months ended June 30, 2008, the Company sold common shares for net proceeds of $3,375,550 and $2,262,965, and received net proceeds of $1,167,500 from the exercise of warrants; additionally, the Company issued notes payable of $1,000,000, $250,000, $250,000 and $93,000 during the period. Management is continuing attempts to raise additional capital via equity, debt and/or hybrid means. While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.

NOTE 3 - INVENTORIES

At June 30, 2008, inventories consisted of the following:

Raw materials	$243,393
Finished goods	375,155
Finished goods – inventory held by distributor	472,000
Total	$1,090,548

The Company billed and shipped product to a certain customer during June 2008. In consideration of the Company’s revenue recognition policy; however, revenue was deferred due to non-assurance of the ability to collect payment. As the risk of return due to non payment is high the cost of inventory shipped to the customer is represented in finished goods - inventory held by distributor and will be recognized proportionately at such time when payment for product is received or the related revenue meets all recognition criteria.

NOTE 4 - PROPERTY AND  EQUIPMENT

At June 30, 2008, property and equipment consisted of the following:

	Estimated life	Amount
Computer equipment, office equipment, and furniture and fixtures	3-7 years	$136,199
Less: Accumulated depreciation		(11,404)
		$124,795

For the three and nine months ended June 30, 2008, depreciation expense amounted to $6,169 and, 10,299 respectively.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 – NOTES PAYABLE

Between May and July 2007, the Company issued unsecured term notes payable aggregating $750,000. The term notes bear 12% interest per annum and were to mature on the earlier of December 29, 2007, or on the date of initial closing of subsequent financing of equity or debt securities with gross proceeds exceeding $2,500,000. The Company recognized a total debt discount of $325,920 in connection with the issuance of these 12% term notes. The remaining discount as of period ending September 30, 2007 was $155,228 and has since been fully amortized and expensed as of the nine months ended June 30, 2008 as an interest expense. In connection with the issuance of said notes, the Company issued 562,000 shares of common stock and granted 300,000 warrants to three investors exercisable at a price of $2.00 per share for a period of five years.

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

In June 2008, the Company issued two unsecured notes payable in the amount of $250,000 each to a certain note holder. The notes payable bear 18% interest per annum and mature on August 06, 2008 and August 24, 2008, respectively. Additionally, each note includes 50,000 shares, 50,000 warrants to purchase shares at $2.00 and 50,000 warrants to purchase shares at $3.50.

On June 26, 2008, the Company issued an unsecured note payable in the amount of $93,000 to a certain note holder. The note bears interest of 2.08% for an unspecified term. The note was repaid in July of 2008.

Accrued interest on the three notes still outstanding totals $6,513 as of June 30, 2008.

NOTE 6 – DEFERRED REVENUE

The Company invoiced a certain customer $576,000 for product shipped during the quarter; however, the Company will defer the revenue until collection is made or such time when the Company can assure the revenue recognition policy is fully adhered to. Although persuasive evidence of an arrangement existed, product had been shipped and the sales price was determined; the Company could not reasonably assure collection due to the limited operating history of the Company, limited history of the business relationship with the customer, and significant size of the transaction in relation to others in the Company’s brief history. Due to the non-assurance of collection, the Company recorded such amount as deferred revenue.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leased its office space from a company owned by the Company’s CEO for approximately $28,000 during the nine months ended June 30, 2008, and does not owe any amount to such related party at June 30, 2008. In January 2008, the Company entered into a 50-month sublease with a third party.

The Chief Financial Officer is the note holder for the $93,000 note bearing interest at 2.08% annually.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock

At the effective time of the Merger, the stockholders of Venture exchanged their securities for 35,851,548 shares of the Company’s restricted common stock, representing approximately 68% of the common stock of the Company at that time. The Company had 10,993,125 outstanding shares of common stock immediately preceding the merger. Additionally, upon the closing of the Merger, two former stockholders of Red sold their interest in Red in exchange for $60,000 in cash and all the historical operating assets of Red pursuant to a stock purchase agreement entered into December 12, 2007.

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

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

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

In February 2008, the Company issued 100,000 shares of common stock in connection with a convertible notes payable. The Company valued these common shares at the fair market value on the date of grant at $1.56 per share or $156,000 , which has been recognized as interest expense.

In March 2008, the Company issued 160,000 shares of common stock for advertising and promotional services in connection with a one-month endorsement agreement. Additionally, under this agreement, the Company shall pay $25,000. The Company valued these common shares at the fair market value on the date of grant at $2.87 per share or $459,200,  which has been recognized as advertising expense.

In March 2008, the Company completed a private placement to eight accredited investors for a total subscription receivable of $2,264,601 from the sale of an aggregate of 1,635,785 shares of its common stock. Additionally, in connection with this private placement, the Company paid commission to its placement agents through issuance of 250,000 shares of common stock, which have been allocated against paid-in-capital. In April 2008, the Company collected the subscription receivable amounting to $2,264,601 in connection with this private placement.

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

In April 2008, in connection with a note payable the Company issued 400,000 shares to a certain note holder. The Company valued these common shares at the fair market value on the date of grant at $1.56 or $624,000, which has been recognized as interest expense.

In April 2008, the Company issued 100,834 shares of common stock for advertising and promotional services in connection with an endorsement agreement. The Company valued these common shares at the fair market value on the date of grant at $2.89 per share or $291,411, which has been recognized as advertising expense.

In April 2008, the Company issued 309,166 shares of common stock for consulting and advisory services. The Company valued these common shares at the fair market value on the date of grant at $2.89 per share or $893,490, which has been recognized as a consulting expense.

In May 2008, in connection with the conversion of $750,000 in convertible notes payable into common stock, the Company issued 664,504 shares to the note holders. Principal and accrued interest of $829,965 convertible into shares at the price of $1.25 per share was converted from debt to equity and credited to paid-in capital.

In May 2008, the Company issued 596,296 shares of common stock for consulting and advisory services. The Company valued these common shares at the fair market value on the date of grant at $2.72 per share or $1,621,925, which has been recognized as a consulting expense.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

In May 2008, the Company issued 150,000 shares of common stock for consulting and advisory services. The Company valued these common shares at the fair market value on the date of grant at $2.71 per share or $406,500, which has been recognized as a consulting expense.

In June 2008, in connection with a notes payable the Company issued 50,000 shares to a certain note holder. The Company valued these common shares at the fair market value on the date of grant at $2.48 or $124,000, which has been recognized as interest expense.

In June 2008, in connection with a notes payable the Company issued 50,000 shares to a certain note holder. The Company valued these common shares at the fair market value or minimum value as defined by the note payable on the date of grant at $2.00 or $100,000, which has been recognized as interest expense.

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

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

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

In June 2008, in connection with two notes payable, the Company issued 200,000 warrants to a certain debt holder. The terms include aggregate warrants to purchase 100,000 shares of common stock at $2.00 and 100,000 shares at $3.50 and all expire in two years.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2008, and changes during the period then-ended is as follows:

	June 30, 2008
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning period	1,000,000	$2.00
Granted	8,238,500	2.02
Exercised	(934,000)	1.25
Forfeited	-	-
Balance at end of period	8,304,500	$2.10

Warrants exercisable at end of period	8,304,500	$2.10
Weighted average fair value of warrants granted during the period		$2.02

The following table summarizes information about stock warrants outstanding at June 30, 2008:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$2.00	7,737,500	4.35 Years	$2.00	7,737,500	$2.00

3.50	567,000	4.26 Years	3.50	567,000	3.50

	8,304,500		$2.10	8,304,500	$2.10

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

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

In January 2008, the Company granted 1,500,000 stock options for advertising and promotional services in connection with a three-year endorsement agreement. The options are exercisable at $1.55 per share for a term of six months. The Company valued the stock options utilizing the Black-Scholes options pricing model at $ 0.63 per share or $945,000, which has been recognized as advertising expense.

In January 2008, the Company granted 500,000 stock options for advertising and promotional services in connection with a one-month endorsement agreement. The options are exercisable at $1.55 per share for a term of six months. The Company valued the stock options utilizing the Black-Scholes options pricing model at $ 0.63 per share or $315,000,   which has been recognized as advertising expense.

In March 2008, the Company granted 1,414,286 stock options for advertising and promotional services in connection with a three-year endorsement agreement. The options are exercisable at $0.01 per share for a term of three years. The Company valued the stock options utilizing the Black-Scholes options pricing model at $ 2.86 per share or $4,044,858, which has been recognized as advertising expense.

In March 2008, the Company granted 100,000 stock options for professional services in connection with a five-year agreement. The options are exercisable at $1.12 per share for a term of five years. The Company valued the stock options utilizing the Black-Scholes options pricing model at $ 2.04 per share. For the nine months ended June 30, 2008, total stock-based compensation charged to professional and consulting expense for option-based arrangements amounted to $54,400. At June 30, 2008, there was approximately $149,600 of total unrecognized compensation expense related to this non-vested option-based compensation arrangement. This cost is expected to be recognized over the remaining vesting period.

During the nine months ended June 30, 2008, the Company granted an aggregate of 9,990,000 five year stock options to purchase common stock to the Chief Executive Officer and certain employees and non-employees of the Company at exercise prices of $0.50 per share, of which 1,185,000 has been forfeited due to terminations. For the nine months ended June 30, 2008, total net stock-based compensation charged to operations for option-based arrangements amounted to $1,917,407. At June 30, 2008, there was approximately $845,234 of total unrecognized compensation expense related to non-vested option-based compensation arrangements under the 2007 Plan. These costs are expected to be recognized over the remaining vesting periods of each option grant.

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

During the nine months ended June 30, 2008, the Company granted an aggregate of 7,860,826 options, of which 120,000 has been forfeited due to terminations, with terms ranging from five to ten year stock options to purchase common stock to the Chief Financial Officer and certain employees of the Company at exercise prices ranging from $0.80 to $3.10 per share. For the nine months ended June 30, 2008, total stock-based compensation charged to operations for option-based arrangements amounted to $2,820,372. At June 30, 2008, there was approximately $13,086,911 of total unrecognized compensation expense related to non-vested option-based compensation. These costs are expected to be recognized over the remaining vesting periods of each option grant.

A summary of the status of the Company’s outstanding stock options as of June 30, 2008, and changes during the period then ended is as follows:

	June 30, 2008
	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	-	$-
Granted	21,275,112	1.18
Exercised	-	-
Forfeited	(1,305,000)	.72
Balance at end of period	19,970,112	$1.14

Options exercisable at end of period	9,393,895	$.71
Weighted average fair value of options granted during the period		$1.17

The following table summarizes information about stock options outstanding at June 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.01	1,414,286	2.75 Years	$0.01	1,414,286	$0.01
0.50	8,715,000	4.45 Years	0.50	5,405,000	0.50
0.80	1,600,000	9.73 Years	0.80	-	-
1.12 -1.94	4,309,826	4.48 Years	1.53	2,574,609	1.54
2.17-2.94	3,260,000	6.53 Years	2.57	-	-
3.10	671,000	4.81 Years	3.10		-
	19,970,112		$1.14	9,393,895	$.71

PURPLE BEVERAGE COMPANY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Stock Options (continued)

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes options pricing model. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Period Ending June 30, 2008
Expected volatility	75% - 91%
Expected term	0.50 -10 Years
Risk-free interest rate	1.93%-3.73%
Expected dividend yield	0%

NOTE 9 - SUBSEQUENT EVENTS

In July 2008, the Company issued three short-term notes payable to Ted Farnsworth, Chief Executive Officer of the Company, totaling $250,000 and, bearing annual interest of 2.42%, with unspecified maturity periods. The notes were for $100,000, $100,000 and $50,000, respectively - one of the $100,000 notes was repaid in July 2008.

In July 2008, the Company issued a note payable in the amount of $1,000,000 to a certain note holder. The note bears interest of 11% per annum and matures on October 16, 2008. Additionally, the note includes 200,000 shares of common stock and warrants to purchase 200,000 shares of common stock at $2.00 per share.

In July 2008, the Company amended an option agreement related to a certain endorsement agreement set to expire July 2008. The amendment adjusted the agreement granting the holder 1,500,000 options to purchase common stock at $1.00 through January 2011.

In August 2008, the Company issued a note payable in the amount of $250,000 to a certain note holder. The note bears interest of 8% per annum and matures on September 10, 2008.

From July 1, 2008 to August 14th 2008 the Company has granted 187,000 additional options to certain employees and non-employees. All options are for five years, all vest annually over a three year period and all strike prices are determined based on the trailing ten day weighted average of the Company’s stock.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.

Recent Events

Prior to December 12, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities that engaged in event planning between the years 2002 and 2005, the apparel industry from 2005 to 2006, and thereafter aimed to develop, produce, market and distribute low budget film and video productions. On December 12, 2007, we completed a reverse merger, pursuant to which a private company (Venture Beverage Company) merged with and into a wholly-owned subsidiary of ours, with the private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of Venture Beverage Company as our sole line of business. For financial reporting purposes, Venture Beverage Company, and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Venture Beverage Company and do not include our historical financial results. All costs associated with the reverse merger, other than financing related costs in connection with the simultaneous sale of $3,015,000 of units consisting of common stock and warrants and the costs related to the repurchase of securities from two former stockholders, were expensed as incurred.

Overview

We develop, market, and distribute a unique beverage product that is positioned as a “better for you” beverage and is targeted to the growing category of “new age/functional” beverage consumers. We own the rights to the Purple brand, a new functional beverage that contains a high level of anti-oxidants that are found in seven different natural fruit juices that combine to make our product. We launched Purple in the summer of 2007.

Since our business began on May 8, 2007, we have not provided any historical comparative analysis below.

Critical Accounting Policies and Estimates

Use of Estimates. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, revenues, and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by us include, but are not limited to, stock-based compensation, valuation of debt discounts, and useful life of property and equipment.

Accounts Receivable. We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories. Inventories are stated at the lower of cost or market utilizing the first-in, first-out method and consist of raw materials related to our products. We write down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Property and Equipment. Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product has been shipped, the sales price to the customer is fixed or determinable, and our ability to collect the receivable is reasonably assured. We do not ship product without receipt of an official order from the customer. The customer does not have the right to return the product except for matters related to manufacturing defects on our part. We regularly review our policies for sales allowances and, if deemed appropriate, we adjust those policies based on available, historical trends; net sales are inclusive of these estimated allowances. We primarily sell our product to distributors and recognize revenue upon shipment to them, as opposed to recognizing revenue upon their resale of the product to the ultimate customers. In limited cases where we retain ownership of the product after shipment to the distributor, we defer recognition of the revenue until such time as the product is sold to the ultimate customer and all other revenue recognition criteria have been satisfied.

Stock Based Compensation. We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements.

Non-Employee Stock-Based Compensation. The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure related to the use of fair value measures in financial statements. FAS 157 is to be effective for our financial statements issued in 2008. We believe the adoption of this interpretation did not have an impact on our financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157. We believe the adoption of this interpretation did not have an impact on our financial position, results of operations, or cash flows.

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

Results of Operations

Three and Nine Months Ended June 30, 2008

Net Sales. Our sales during the three and nine months ended June 30, 2008 amounted to $365,494 and $544,869, respectively, and were comprised of revenues related to the sale of our beverage product, Purple. For the three months ended June 30, 2008, three of our customers, Haralambros, Great State Beverages and General Nutrition Distribution accounted for approximately 19%, 16%, and 15% of our revenues, respectively. For the nine months ended June 30, 2008, Big Geyser and Haralambros accounted for approximately 17% and 15% of our revenues, respectively. Although we recognized sales during the three and nine months ended June 30, 2008, there can be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales. The cost of sales during the three and nine months ended June 30, 2008 amounted to $354,099 and $536,289, respectively. Our cost of sales includes the manufacturing costs of our proprietary brand. The cost of sales as a percentage of net sales was approximately 97% and 98% for the three and nine months ended June 30, 2008, respectively. We anticipate that our cost of sales will decrease and related gross profit margins will increase for the remainder of our current fiscal year due to the refinement of our production process in strategically located production facilities and from expected economies of scale in the purchasing of raw materials.

Operating Expenses. Total operating expenses for the three and nine months ended June 30, 2008, were $8,464,222 and $22,121,310, respectively, and consisted of the following:

	Three months ended June 30, 2008	Nine months ended June 30, 2008
Compensation expense and related taxes	$2,843,723	$7,223,366
Advertising and marketing	1,176,077	8,766,355
Professional and consulting fees	3,801,663	4,796,015
Other selling, general and administrative	642,759	1,335,574

Total	$8,464,222	$22,121,310

•
compensation expense and related taxes were attributable to salaries, benefits, and related taxes to our officers and employees. For the nine months ended June 30, 2008, we recorded non-cash expenses of $4,737,700 related to stock-based compensation expense, which includes approximately $3,495,528 attributable to options granted to our chief executive officer and chief financial officer. Stock-based compensation - options represented approximately 21% of our total operating expenses for the nine months ended June 30, 2008. Under SFAS No. 123(R), which was effective January 1, 2006, companies are now required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. We anticipate that compensation expense will increase during the remainder of our current fiscal year as we continue to build the Purple brand, which will require additional market activation personnel and support staff.

•
advertising and marketing expenses represent our brand development and promotional expenses for our proprietary brand. These expenses include promotional spending at point of sale. For the nine months ended June 30, 2008, we issued 1,186,546 shares of common stock for advertising and promotional services valued at approximately $1,502,217. Additionally, we recorded non-cash expenses of $5,304,858 related to stock-based expense, primarily attributable to options granted in connection with endorsement agreements entered into during the nine months ended June 30, 2008. We anticipate that our advertising and marketing expenses, in both cash and equity components, will continue to increase for the remainder of our current fiscal year, subject to our ability to generate operating capital.

•
Professional and consulting fees represent expenses incurred for expenses related to accounting, legal, public relations and financial and business advisory services. For the nine months ended June 30, 2008, we recorded non-cash expenses related to profession and consulting services in the form of 54,000 stock options. We anticipate that our professional fees will continue to increase for the remainder of our current fiscal year as we continue to raise additional working capital and develop the Purple brand.

•
other selling, general and administrative expenses include rent expense, travel expense, office, supplies, telephone and communications expenses, and other expenses. We anticipate that these expenses will continue to increase during the remainder of our current fiscal year as we continue to grow our Purple brand.

  Loss from Operations. We reported a loss from operations of $8,452,827 and $22,112,730 for the three and nine months ended June 30, 2008, respectively.

Other Expenses. For the nine months ended June 30, 2008, interest expense amounted to $1,060,450 and $1,472,987, respectively. Of such amount, approximately $155,228 was attributable to amortization of the debt discount in connection with the issuance of the 12% notes payable, all of which was included in interest expense for the nine-month period ended June 30, 2008, and none of which was included in interest expense for the three-month period then ended. We recognized interest expense on notes payable amounting to approximately $11,000 and $62,000 during the respective three and nine months ended June 30, 2008. Additionally, we issued shares in connection with notes payable valued at $1,053,268 and warrants valued at $201,550 throughout the nine months ending June 30, 2008 – shares and warrants were valued based on the fair market values at the date of issuance.

Net Loss. We reported a net loss of $9,512,128 and $23,581,665 for the three and nine months ended June 30, 2008, respectively, which translates to basic and diluted net loss per common share of $0.16 during the three months ended June 30, 2008, and basic and diluted net loss per common share of $0.45 during the nine months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 3008, we had a cash balance of $8,709, a net decrease in cash of $61,181 during the quarter ended June 30, 2008, and negative working capital of $860,569. We have been funding our operations though the sale of our securities and short-term bridge notes.

In December 2007, we issued and sold an aggregate of 60.3 units of our securities to 31 investors for the aggregate price of $3,015,000 (“December 2007 Private Placement”). Each unit (“Unit”) consisted of 100,000 shares of our common stock and 100,000 warrants to purchase an equivalent number of shares of our common stock. The purchase price of each Unit was $50,000.

On March 11, 2008, we offered a temporary reduction in the exercise price of 50% of the warrants that we had granted as part of the December 2007 Private Placement. The per-share exercise price of the warrants was reduced from $2.00 to $1.25 from March 11 to April 2, 2008. 934,000 warrants were exercised, resulting in $1,167,500 of proceeds. At the request of certain warrant holders, we eliminated the 50% limit. In connection with the temporary reduction, the exercising warrant holders were granted an aggregate of 467,000 common stock purchase warrants, at an exercise price of $3.50, on the basis of one new warrant for each two original warrants exercised.

On April 2, 2008, we closed an additional private offering in which we raised approximately $2.275 million in net proceeds, in addition to the funds we received through the above-referenced exercise of warrants. In connection with this private offering, we issued 1,635,786 shares of our common stock at a per-share purchase price of $1.40 to eight investors, some of whom were parties to our December 2007 financing.

In June 2008, we received aggregate proceeds of $500,000 in consideration of a sixty-day unsecured promissory note in the same amount, with an interest rate of 18%, payable to one investor. We also issued such investor 100,000 shares of common stock, granted him 100,000 warrants to purchase an equivalent number of shares of our common stock at $2.00 per share, and granted him 100,000 warrants to purchase an equivalent number of shares of our common stock at $3.50 per share. Also, in July 2008, we received aggregate proceeds of $1,000,000 in consideration of a ninety-day unsecured promissory note in the same amount, with an interest rate of 11%, payable to another investor. We also issued such investor 200,000 shares of common stock and granted it 200,000 warrants to purchase an equivalent number of shares of our common stock at $2.00 per share. In connection with the latter loan and issuance of securities, we also issued 150,000 shares of our common stock as a finder’s fee to a third party. On August 11, 2008, we entered into a short-term bridge loan in the principle amount of $250,000, which shall mature on September 10, 2008, bears annual interest at 8%, and is unsecured.

Net cash flows used in operating activities for the nine months ended June 30, 2008, amounted to $7,275,434 and were primarily attributable to our net losses of $23,581,665, offset by stock-based expenses of $15,775,531, depreciation of $10,299, amortization of debt discount of $155,228, and changes in assets and liabilities of $365,173, which includes $(881,726) of accounts receivable, $(944,607) of inventory, $(377,497) of other current assets, $1,342,842 of accounts payable, $650,161 of accrued expenses, and $576,000 of deferred revenue. Net cash flows used in investing activities for the nine months ended June 30, 2008, amounted to $124,862 and were primarily attributable to the purchase of property and equipment. Net cash flows provided by financing activities were $7,339,115 for the nine months ended June 30, 2008. Further, for the nine months ended June 30, 2008, we received net proceeds from the sale of our common stock and exercise of warrants of $5,638,515 and $1,167,500, respectively. Additionally, we received proceeds from the issuance of a note payable of $1,593,000, and repaid $1,000,000 of principal and paid $60,000 in connection with a stock repurchase agreement upon the closing of our reverse merger on December 12, 2007.

We pay Mr. Farnsworth a salary of $225,000 per year and a monthly performance bonus equal to 6% of the net invoice price for all sales, at wholesale or retail, of Purple during the corresponding month in accordance with our revenue recognition policies. Mr. Farnsworth’s bonus is based upon the sales of our product, whether at wholesale or retail, if such sales are recognized as revenue by us. Thus, in the case of our sale to one of our distributors that, in turn, re-sells the product to a retail store, which sell the product to a consumer, Mr. Farnsworth’s bonus is calculated on that sale. We allocate Mr. Farnsworth’s monthly 6% performance bonus to “other selling, general and administrative” (“SG&A”) expenses, which currently approximate our net sales on a quarterly basis. If we meet our internal projections for increasing our net revenues, as to which increases there can be no assurance, our SG&A expenses will decrease as a percentage thereof. However, those expenses will not decline as rapidly as they otherwise would due to the burden of the 6% monthly performance bonus. We believe that, if our net revenues increase according to our business plan, our gross margins will support the 6% monthly bonus, although not necessarily without a material adverse impact on our overall profitability.

We currently have no material commitments for capital expenditures. Other than our cash on hand ($249,361 as of August 13, 2008), we presently have no alternative source of operating capital. We may not have sufficient capital to fund the expansion of our operations and to provide capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not presently have any firm commitments for any additional capital, and our financial condition may make our ability to secure this capital difficult. There are no assurances that we will be able to continue our business, and we may be forced to cease operations if we do not raise significant additional working capital, in which event investors could lose their entire investment in us.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report, our management, which is responsible for establishing and maintaining adequate internal control over financial reporting, concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Employees

In April 2008, we granted an aggregate of 966,000 five-year stock options to purchase common stock to certain employees at exercise prices ranging from $2.81 to $3.10 per share. These options vest and become exercisable as to (i) 322,000 shares in April 2009, (ii) an additional 322,000 shares in April 2010; and (iii) the remaining 366,000 shares in April 2011, assuming that such employees are employed by us as of such dates.

In May 2008, we granted an aggregate of 1,760,000 five-year stock options to purchase common stock to certain employees at exercise prices ranging from $2.50 to $2.70 per share. These options vest and become exercisable as to (i) 586,666 shares in May 2009, (ii) an additional 586,666 shares in May 2010; and (iii) the remaining 586,668 shares in May 2011, assuming that such employees are employed by us as of such dates.

In June 2008, we granted an aggregate of 770,000 five-year stock options to purchase common stock to certain employees at exercise prices ranging from $1.94 to $2.49 per share. These options vest and become exercisable as to (i) 256,666 shares in June 2009, (ii) an additional 256,666 shares in June 2010; and (iii) the remaining 256,668 shares in June 2011, assuming that such employees are employed by us as of such dates.

The foregoing grants were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We believe that the exemption was available because (i) all offers were made in accordance with the provisions of the exemption, (ii) there were a limited number of offers made, (iii) no advertising or general solicitation was employed in the offerings, (iv) transfer of the options was restricted in accordance with the requirements of the Securities Act (including the legending of the option grant agreements representing the stock options) and in accordance with certain sale restriction provisions in the option agreements, (v) all offerees were financially sophisticated or advised by someone who had the requisite acumen, and (vi) all offerees were provided with the applicable disclosure materials or access thereto.

Securities Issued in Connection with Short-Term Debt Financing

In connection with certain short-term debt financing, in June 2008, we issued to a individual an aggregate of 100,000 shares of our common stock, 100,000 two-year “Series A” warrants to purchase shares of our common stock at $2.00 per share, which vested immediately, and 100,000 two-year “Series B” warrants to purchase shares of our common stock at $3.50 per share, which vested immediately.

In connection with an additional short-term debt financing, in July 2008, we issued to an entity 200,000 shares of our common stock and 200,000 two-year “Series A” warrants to purchase shares of our common stock at $2.00 per share, which vested immediately. In connection with such transaction, we also issued 150,000 shares of our common stock to a third-party as a finder’s fee.

The issuances were made in reliance on Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act. We believe that the exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the issuances of securities were made to three persons, each of whom was an accredited individual, and (iii) transfer of the securities was restricted in accordance with the requirements of the Securities Act of 1933 (including the legending of the warrant grant agreement representing the warrants granted, and the certificates representing the common stock issued, pursuant thereto.

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

10.16	Common Stock Purchase Warrant, dated April 2, 2008, issued by the Company in favor of the exercising warrant holders. (Incorporated by reference to Exhibit 10.2 to the April 8-K).

10.17	Addendum to Subscription Agreement, dated April 2, 2008, by and between the Company and the parties thereto (Incorporated by reference to Exhibit 10.3 to the April 8-K).

10.18	Registration Rights Agreement, dated April 2, 2008, by and between the Company and the exercising warrant holders (Incorporated by reference to Exhibit 10.4 to the April 8-K).

10.19	Registration Rights Agreement, dated April 2, by and between the Company and the parties thereto (Incorporated by reference to Exhibit 10.5 to the April 8-K).

10.20	Agreement, dated March 25, 2008, by and between the Company and Esquire Sports Marketing, L.L.C. (Incorporated by reference to Exhibit 10.20 to the May S-1).

10.21	Endorsement Agreement, entered into as of March 25, 2008 by and between the Company and Mariano Rivera (Incorporated by reference to Exhibit 10.21 to the May S-1).

10.22	Employment Agreement, dated as of March 19, 2008, by and between the Company and Michael W. Wallace (Incorporated by reference to Exhibit 10.22 to the May S-1).

10.23	Option Award Agreement, effective March 25, 2008, representing a grant of a nonqualified stock option by the Company to Mariano Rivera (Incorporated by reference to Exhibit 10.23 to the May S-1).

10.24	Endorsement Agreement, dated November 1, 2007, by and between the Company and Chaka Kahn (Incorporated by reference to Exhibit 10.24 to the June S-1/A No. 2)

10.25	Purchasing Agreement between General Nutrition Distribution, LP and Venture Beverage Company dated December 12, 2007 (Incorporated by reference to Exhibit 10.25 to the June S-1/A No.2).

10.26**	Distribution Agreement between Crosset Company and Purple Beverage Company, Inc. dated January 24, 2008 (Incorporated by reference to Exhibit 10.26 to the July S-1/A No. 3).

10.27**	Distribution Agreement between Big Geyser, Inc. and Purple Beverage Company dated February 26, 2008 (Incorporated by reference to Exhibit 10.27 to the July S-1/A No. 3).

10.28**	Distribution Agreement between B & E Juice Co. and Purple Beverage Company, Inc. dated March 26, 2008 (Incorporated by reference to Exhibit 10.28 to the July S-1/A No. 3).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release

* Filed herewith.

** Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURPLE BEVERAGE COMPANY, INC.

By: /s/ Theodore Farnsworth
August 14, 2008	Theodore Farnsworth
Chief Executive Officer

By: /s/ Michael Wallace
August 14, 2008	Michael Wallace
Chief Financial Officer